Form 10-Q
period 2008-03-31
Tedom Capital, Inc.
filed 2008-05-15
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number    333-148516

TEDOM CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-8235863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1311 Sartori Avenue, Ste 11 Torrance, CA	90501
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(310) 335-5460

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                        Yes                   No     X

The number of shares of the issuer’s common stock outstanding as of April 30, 2008 was 7,164,685.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes                   No     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller reporting company X

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2008 (unaudited) and June 30, 2007 (audited)	1

Statement of Operations for the Three and Nine months ended March 31, 2008 (unaudited) and for the cumulative period from December 26, 2006 (inception) to March 31, 2008 (unaudited)	2

Statement of Stockholders’ Equity for the period from December 26, 2006 (inception) to March 31, 2008 (unaudited)	3

Statement of Cash Flows for the Three and Nine month periods ended March 31, 2008 (unaudited) and for the period from December 26, 2006 (inception) to March 31, 2008 (unaudited)	4

Notes to Unaudited Financial Statements (unaudited)	5

TEDOM CAPITAL, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31, 2008 (unaudited)	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$2,225	$4,442
Loans held for investment, current portion	1,067	1,273
Prepaid loan costs	369	308
Prepaid expenses	-	244
TOTAL CURRENT ASSETS	3,661	6,267

LOANS HELD FOR INVESTMENT, LONG-TERM	10,045	9,003

TOTAL ASSETS	$13,706	$15,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$6,875	$1,800
TOTAL LIABILITIES	6,875	1,800

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,164,685 shares and 2,500,000 shares, as of March 31, 2008 and June 30, 2007, respectively	7,165	2,500
Additional paid-in capital	102,875	23,875
Deficit accumulated during the development stage	(103,209)	(12,905)
TOTAL STOCKHOLDERS’ EQUITY	6,831	13,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,706	$15,270

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008	From December 26, 2006 (Date of Inception) to March 31, 2008

INTEREST INCOME, NET	$389	$1,225	$1,464

DEVELOPMENT STAGE EXPENSES

General and administrative	33,523	77,396	89,740

TOTAL DEVELOPMENT STAGE EXPENSES	33,523	77,396	89,740

NET OPERATING (LOSS)	$(33,134)	$(76,171)	$(88,276)

OTHER (EXPENSE)
Beneficial conversion cost	(13,333)	(13,333)	(13,333)

(LOSS) BEFORE INCOME TAXES	(46,467)	(89,504)	(101,609)

Income tax expense	-	800	1,600

NET (LOSS)	$(46,467)	$(90,304)	$(103,209)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	7,050,721	5,983,148	4,363,140

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
DECEMBER 26, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity

Issuance of common stock for
Cash	2,500,000	$2,500	$22,500	-	$25,000

Contribution of rent	-	-	1,375	-	1,375

Net (loss) for the period of
December 26, 2006(inception)
Through June 30, 2007	-	-	-	(12,905)	(12,905)

Balance, June 30, 2007	2,500,000	$2,500	$23,875	$(12,905)	$13,470

Issuance of common stock for
Cash	4,500,000	4,500	40,500	-	45,000

Issuance of common stock for
Services	30,000	30	2,970	-	3,000

Issuance of common stock for
Debt	134,685	135	20,068	-	20,203

Beneficial conversion cost	-	-	13,333	-	13,333

Contribution of rent	-	-	2,129	-	2,129

Net (loss) for the nine months
Ended March 31, 2008	-	-	-	(90,304)	(90,304)

Balance, March 31, 2008	7,164,685	$7,165	$102,875	$(103,209)	$6,831

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2008	From December 26, 2006 (Date of Inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(90,304)	$(103,209)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Beneficial conversion cost	13,333	13,333
Common stock issued for services	3,000	3,000
Common stock issued for interest expense	203	203
Rent contributed by stockholder	2,129	3,504
Changes in operating assets and liabilities:
Prepaid loan costs	(61)	(369)
Prepaid expenses	244	-
Accrued expenses	5,075	6,875
NET CASH (USED) BY OPERATING ACTIVITIES	(66,381)	(76,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	(13,491)	(24,991)
Repayment of loans	12,655	13,879

NET CASH USED BY INVESTING ACTIVITIES	(836)	(11,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	45,000	70,000
Proceeds from issuance of debt	20,000	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,000	90,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,217)	2,225
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	4,442	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$2,225	$2,225

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$800

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and basis of preparation

The Company was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans, typically secured by a deed of trust on the improved property.  From inception through March 31, 2008, the Company has made three home improvement loans since inception.

The accompanying interim financial statements for the period ended March 31, 2008 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the period of inception through March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

2. Going concern and management’s plans

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company’s business. The Company’s ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. For the cumulative period since inception through March 31, 2008, the Company had a net loss and negative cash flow from operations. These losses have adversely impacted the Company’s working capital position. Management is attempting to limit its operating costs until revenue producing operations commence. The Company believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least the next twelve months (See Note 6). Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Management intends to raise funds through the sale of additional equity and/or borrowings and commit substantially all the proceeds to home improvement loans.  Management plans to continue to seek out building contractors involved in the home improvement projects who can refer customers as well as continue to seek out customers, primarily in the Southern California region through advertising, trade show participation and other forms of marketing.

The Company also plans on hiring a person with loan servicing experience to plan and conduct our loan servicing activities. The Company’s inability to obtain sufficient future financing could require it to delay, scale back or eliminate some or all of its loan funding and expansion programs or to limit the operations or marketing of its home improvement loan programs.

3. Significant accounting policies

Estimates and assumptions

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make  estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

Revenue recognition

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized as an adjustment to interest income as the loans are repaid.

Interest income is accrued as earned on loans held for investment.

Amounts received in payment of loans held for investment that exceed the scheduled monthly payment, are treated as a principal reduction.

Loan loss reserves

The Company characterizes a loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if the Company will be unable to collect all amounts due according to the terms of the loan. When the Company has impaired or non-performing loans, management will evaluate the collectibility of such loans in light of the types and dollar amounts of loans in the Company’s loan portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and underlying collateral. The Company will then determine if the underlying values of assets securing the impaired or non-performing loans are sufficient to realize the carrying value. If such loans are sufficiently secured, the Company will not make an allowance for loan losses with respect to such loans. If such loan collateral is deemed to be deficient the Company will establish an allowance for loan losses.

Per share information

Basic and diluted loss per share are determined by dividing the net loss by the weighted average shares of common stock outstanding during the period. There are no outstanding stock options or warrants.

Concentration risk

Substantially all assets are held in two loans held for investment.  Both of the loans are unsecured.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107),"Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of loans held for investment and accrued liabilities) approximates fair value based upon prevailing interest rates available to the Company.

Income taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent accounting pronouncements

SFAS No. 159 – In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company will adopt SFAS No. 159 on July 1, 2008.

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

4.   Loans held for investment

At March 31, 2008, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$11,112	100%	10% - 10.7%	10.6%	6.25 - 7	6.3
Unamortized Loan Costs	-	369	-	-	-	-	-
Total	2	$11,481	100%	10% - 10.7%	10.6%	6.25 – 7	6.3

No security is available on the unsecured loans.

5.   Convertible debt

On February 6, 2008, the Company issued a convertible promissory note in the principal amount of $20,000.  The note bears interest at 10% per annum and is convertible into the Company’s common stock at a conversion rate of $0.15 per share.  The note was issued to one accredited investor without any public solicitation. The investor represented to the Company that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  The manager of the investor entity had access to information about the Company’s business and financial condition and was deemed capable of protecting its own interests.  The stock was issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act.  These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and the stock certificates bear a legend limiting the resale thereof.

The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $33,333. On March 17, 2008, $20,000 principal and $203 accrued interest were converted into 134,685 shares of the Company’s common stock. Accordingly, the Company recognized the additional $13,333 as a beneficial conversion cost. There is no balance outstanding under the promissory note at March 31, 2008.

6.   Related party transactions

Through March 31, 2008 the Company has paid their CEO, Mr. Eric Grunfeld, and their CFO, Mr. Jason Weilert, $7,300 and $7,250, respectively for services provided to the Company.

Through February 2008, the Company has shared office space from their CEO, Mr. Eric Grunfeld at $250 per month.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the three and nine months ended March 31, 2008 was $629 and $2,129, respectively.

7.  Stockholders’ equity

On July 3, 2007, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000 cash.

On September 19, 2007, the Company issued 3,500,000 shares of its common stock to an unrelated party in exchange for $35,000 cash.

On October 17, 2007, the Company issued 10,000 shares of its common stock to Mr. Eric Grunfeld, CEO and Director, 10,000 shares to Mr. Jason Weilert, CFO and Director and 10,000 shares to Mr. Jonathan Jeffers, Director for services rendered to the Company.  The shares were valued at $0.10 per share, based on the services rendered, for a total of $3,000.

On March 17, 2008, the Company issued 134,685 shares of its common stock in payment of $20,000 convertible debt and $203 accrued interest.  The shares were valued at $0.15 per share, based on the underlying agreement.

On March 12, 2008 the Company commenced a public offering of its common stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007, as included in the registration statement of form SB-2.

8.  Subsequent Event

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  As of May 5, 2008 the company had raised proceeds of $106,230 on the sale of 429,920 shares, surpassing the minimum offering requirement of $100,000 thus allowing them to transfer proceeds from the offering to their operating accounts.  As a result the Company is no longer obligated to maintain the escrow account and all additional proceeds raised will become an asset of the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like Tedom Capital, Inc. (“Tedom” “we” or “us”) “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Tedom’s expressed expectations because of risks and uncertainties about the future.  Tedom does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Tedom’s business are discussed throughout this Form 10-Q and should be considered carefully.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Interest income on our loans accrues by the effective interest method.  Interest revenue will generally be suspended when a loan is impaired or non-performing.  A loan will be considered non-performing when the payment of principal or interest is 120 days past due.  A loan will be deemed impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the terms of the loan.  We will not hold loans for resale, prepare loan documents or service any loans, but will assign impaired loans to a collection agency.  As a result, there will be no revenues from loan fees, collection fees or similar charges.

Allowances for Loan Losses

When deemed necessary, we will set an allowance for possible credit losses on loans.  Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions.  Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve.  Subsequent recoveries of loan amounts previously charged off will be recorded as an increase to the loan loss reserve.

Value of Stock Issued for Services

We may issue shares of our common stock in exchange for, or in settlement of, services.  Our management values the shares issued in such transactions at either the then market price of our common stock (if a trading market exists) or as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Results of Operation

Three-Month Period Ended March 31, 2008

During the three months ended March 31, 2008 we recognized a total of $389 of interest income on three loans. We made one new loan during the quarter and the aggregate principal balance of our outstanding loans as of March 31, 2008 was $11,112.  The secured loan was repaid in full on March 12, 2008, leaving two unsecured loans in our portfolio as of March 31, 2008.  Interest rates ranged from 7.5% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.  General and administrative expenses amounted to $33,523 for the three months ended March 31, 2008 consisting primarily of $24,053 of professional fees related to our SB-2 filing, $5,496 of consulting fees paid to our officers and $2,927 of licenses and permit fees. During the three months ended March 31, 2008, we recorded a beneficial conversion cost in the amount of $13,333 relating to convertible debt.

We incurred a net operating loss of $46,467 for the three months ended March 31, 2008.  The net operating loss is the result of significant general and administrative expenses and limited revenues during the three months ended March 31, 2008.

Operating Results for the Nine Months Ended March 31, 2008

We made two new loans during the nine months ended March 31, 2008 and we were receiving revenue on a total of three loans during the nine months ended March 31, 2008 and recognized a total of $1,225 of interest income on the three loans.  We had made one loan prior to the nine months ended March 31, 2008 and we recognized a total of $1,464 of interest income on all loans for the period from inception to March 31, 2008. One secured loan was repaid in full in March, 2008. General and administrative expenses amounted to $77,396 for the nine months ended March 31, 2008 consisting primarily of $51,718 of professional fees related to our SB-2 filing, $15,048 of consulting fees paid to our officers and $4,892 of licenses and permit fees.  General and administrative expenses were $89,740 for the period from inception (December 26, 2006) to March 31, 2008.  These expenses reflect $51,718 of professional fees related to our SB-2 filing, $19,098 of consulting fees paid to our officers and $5,159 of legal expenses relating to our business formation. During the the third quarter  ended March 31, 2008, we recorded a beneficial conversion cost in the amount of $13,333 relating to convertible debt.

We incurred a net operating loss of $89,504 for the nine months ended March 31, 2008.  The net operating loss is the result of general and administrative expenses and limited revenues during the nine months ended March 31, 2008.  We recognized a net operating loss of $103,209 for the period from inception (December 26, 2006) to March 31, 2008.

This is a result of very limited revenue and significant business start-up expenses.  We had a provision for income taxes of $800 resulting in a net loss for the nine months ended March 31, 2008 of $90,304. The net loss during the nine months ended March 31, 2008, reflects start-up costs of our operations as well as compensation costs to officers coupled with limited operating revenues.  The net loss of $103,209 for the period from inception (December 26, 2006) to March 31, 2008 consisted primarily of initial start-up costs relating to the creation of Tedom and its business.  We expect operating losses to continue until we are able to develop and increase our loan portfolio and stabilize our general and administrative expenses.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of March 31, 2008, we had an accumulated deficit of $103,209.  As of March 31, 2008 we had cash of $2,225 and a working capital deficit of $3,214.

We expect our loan commitments will continue to increase during the foreseeable future as a result of increasing our loan portfolio.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan until interest income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  As of March 31, 2008, we did not have any commitments from any source to provide additional capital.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by Tedom would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Subsequent to the quarter ended March 31, 2008, we transferred $106,230 to our business operating account from proceeds being held on behalf of investors in conjunction with our current public offering.  See Part II, Item 2, “Use of Proceeds.”

Recent Financing Transactions

Since inception, we have been funded through outside capital investments.  From inception and through March 31, 2008, we had raised $70,000 from the private sale of our common stock at a valuation of $0.01 per share. In February, 2008, we raised an additional $20,000 pursuant to a convertible promissory note bearing interest at 10% and convertible into shares of our common stock at a conversion rate of $0.15 per share.   On March 17, 2008 this promissory note plus accrued interest was converted into 134,685 shares of our restricted common stock.

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  As of May 5, 2008 we had raised proceeds of $106,230 on the sale of 429,920 shares, surpassing the minimum offering requirement of $100,000 thus allowing us to transfer proceeds being held on behalf of investors to our operating accounts.  As a result we are no longer obligated to maintain an escrow account and all additional proceeds raised will become an asset of Tedom.

The valuation of our common stock in these private sales and the current public offering were the fair value as determined by the Board of Directors. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the times of the issuances of stock, our efforts were focused on establishing our business and the financial resources for doing so were limited.

Determining the fair value of our stock in the early development stage of our business and the absence of any public market for our stock requires various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early stage development of our lending business, the net worth of the Company, the prospects for our business, the general condition of the housing market, the restricted nature of the shares being issued and the limited sources of capital available to us. The valuations of the private transactions were also influenced by arms-length negotiations between our Board and the unrelated investors. While the Board used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Tedom maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and the chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by the report, based on evaluation carried out by the CEO and CFO, of the effectiveness of our disclosure controls and the procedures, the CEO and CFO have concluded that Tedom’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

No change in Tedom’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tedom’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, the Company issued 134,685 shares of restricted common stock valued at $0.15 per share upon the conversion of $20,000 principal of convertible debt and $203 of accrued interest. The issuance of stock was made without any public solicitation to one person and was acquired for investment purposes only.  The individual had access to complete information about Tedom and was deemed capable of evaluating the merits and risks of acquiring shares in Tedom.  The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

On March 12, 2008, our registration statement on Form SB-2, (File No. 333-148516) was declared effective by the SEC and we commenced a public offering of up to 2,000,000 shares of our common stock offered at $0.25 per share for an aggregate offering of $500,000.  As of May 5, 2008, we had raised proceeds of $106,230 on the sale of 429,920 shares, surpassing the minimum offering requirement of $100,000, thus allowing us to transfer offering proceeds to our operating accounts.  As a result, we are no longer obligated to maintain an escrow account and all additional proceeds raised will become an asset of Tedom.  As of May 12, 2008, we have used proceeds to pay offering expenses to unrelated third parties of  $7,057 and the balance of $99,173 remains available for funding loans, acquiring existing loans and for working capital.  As of March 31, 2008, we had incurred offering-related expenses of $45,684.  The offering is expected to close by the end of May 2008.

ITEM 6.    EXHIBITS

                  (a)  The following documents are filed as exhibits to this report:

  Exhibits

  31.1    Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2    Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1    Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tedom Capital, Inc.

Dated: May 14, 2008	/s/ Eric Grunfeld
Eric Grunfeld
Chief Executive Officer

Dated: May 14, 2008	/s/ Jason Weilert
Jason Weilert
Chief Financial Officer