Form 10-K
period 2008-06-30
Tedom Capital, Inc.
filed 2008-09-26
CIK 1422992

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[     ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-148516

TEDOM CAPITAL, INC.

(Name of Registrant as specified in its charter)

Delaware	20-8235863
(State or other jurisdiction of organization)	(IRS Employer incorporation or Identification No.)

1311 Sartori Avenue Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number):   (310) 335-5460

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]    No [ X ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [    ]

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

 Indicate by check mark whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes [    ]    No [ X ]

As of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. There is currently no public market for the registrant's common stock.

As of August 31, 2008 the issuer had 7,595,505 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits required by Item 15 have been incorporated by reference from Tedom Capital's previously filed SB-2 registration and Form 8-K and 10-QSB.

Forward-Looking Statements

This report contains forward-looking statements.  The forward-looking statements include all statements that are not statements of historical fact.  The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms.  Our actual results could differ materially from the anticipated results described in the forward-looking statements.  Factors that could affect our results include, but are not limited to, those referred to in Item 7, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Corporate Background

Tedom Capital Inc. was incorporated in the state of Delaware on December 26, 2006.  On January 15, 2007 we commenced operation of our business.  Eric Grunfeld established the initial concept for our business and was our sole officer and director until January 15, 2007 at which time Jason Weilert was appointed the chief financial officer.

Business of Tedom Capital

Our business primarily focuses on mortgage-backed loans to customers/clients of building contractors and home improvement companies (“contractors”).  Through our contacts and connections with contractors, we have loaned capital to the contractor’s customer/client (“Borrower”) after the contractor has been engaged and has received approval for work to be performed on the Client’s home.  Our typical clients will be those that need home improvements, but cannot afford to pay the full amount of the home improvement work and wish to borrow funds secured by their residential property to pay for such improvements.  As of June 30, 2008, we have made three home improvement loans in the aggregate principal amount of $24,991.

Business

Property improvement loans are home or building loans used to finance improvements on a person’s house or property.  These loans are used to maintain or increase the value of the person’s home.  This can include repairs, a new, kitchen, a new bathroom or an extension or general property improvements.  Landscape improvements and swimming pools can also in many cases be considered home improvement.  Generally, all actions that can be considered to increase the value of the property in such a way that it increases the expected sales value of the home or the property are considered home improvements.

Our typical loan for the improvement work will vary between $5,000 to $35,000—with most of the loans expected to be in the $10,000 to $15,000 range.  The interest rate and term of the loan depends on the credit score and how much equity the borrower has in their house or building.  Our loans will typically be for terms of 3 to 7 years.  Our loans typically will be second or third trust deeds and therefore subordinated secured loans.  We will however, in rare cases, fund an unsecured loan.  Due to the risks associated with second or third mortgages and unsecured loans, the interest rates on our loans will generally range between 7.0% to 12.5% which is usually higher than the then current LIBOR rate applicable to first mortgages.  Our current practice is to disburse the entire loan proceeds to the Contractor after all work has been completed and accepted by the homeowner.

Lending Process

During our limited operating history, we have primarily been involved as a lender in making home improvement loans on residential property located in California.

We identify potential clients either through the efforts of our contacts developed by our officers and directors or through solicitations received from third parties. Once sufficient funds become available, we intend to conduct advertising focused on the home improvement industry and local contractors involved in the home/building improvement business. We also hope to enter into strategic alliances with selected contractors in order to offer a client a “one-stop-shop” for all their home improvement needs whereas the contractors would provide the permitting, construction of home improvement projects and we would provide the financing of home improvement projects.

A client and contractor will typically begin the process by negotiating and preparing an estimate for work to be performed on the client’s home. If the client needs to borrow money to pay for the work, the contractor will refer the client to us.  Once a potential borrower is referred to us for financing, we conduct due diligence with respect to the prospective borrower and the proposed collateral and, in the case of making a mortgage loan, will negotiate the terms of the mortgage loan. As part of this process, we verify whether our lending standards and policies have been satisfied. Although we generally limit the negotiation of our home improvement loans to the amount, term and interest rate of a mortgage loan, we may negotiate other terms and conditions on a case-by-case basis. Once the terms of the loan are finalized, we formally approve the loan and prepare the necessary documentation through our main offices in Torrance, California. In terms of the funding of each mortgage loan, once the title company designated by us has received all of the relevant documentation, and substantially all of the home improvement project has been completed we disburse the funds to the contractor.

Our standard loan underwriting procedure includes the following:

●
Review of Borrower Application. We have each potential borrower fill out an application providing their background information, job status, and information regarding the home that they plan to secure the loan with.  We will then run a credit check on the potential borrower and review their home/office equity value.

●	Review of Credit Report. We will obtain and review the borrower’s credit report as issued by one of the three major reporting services, Experian, Equifax, or TransUnion.

●
Appraisal Report.  We will pay to have the property appraised by an independent property appraiser.  The appraisal must meet our loan-to-value criteria set forth below under “Investment Guidelines.”  We may occasionally approve loans on an unsecured basis in which case no appraisal report would be required.

●	Title Report. We will obtain a title report from a local title company.

●
Budget. The borrower must submit a budget to us representing the borrower’s best estimate of all required project costs, including construction, costs and permit costs. We will review the borrower’s proposed work plan and cost estimates to ensure the planned work meets all program and repair requirements.  However, the borrower must provide us with a written cost estimate(s) and references from a duly licensed and bonded contractor(s) for each specialized repair or improvement.  The cost estimate(s) must clearly state the nature and type of repair and the cost for completion of the work item.  We will not typically review the nature of the work unless it seems unusual or atypical.  The loan amount is disbursed from an escrow account in accordance with the funding needs accounted for in the budget. The borrower must obtain our consent for any supplement, modification or amendment to its budget.

●
Contractors and Subcontractors. We reserve the right to reasonably approve all contractors and subcontractors. The borrower must give us a list of all contractors, and keep such list current when there are any changes. Each list must contain information regarding each contractor and subcontractor including the status, cost and other material aspects of the services provided or to be provided.  We might review the contractor’s credentials, work experience and client references.

Loan Terms

As part of the terms of our home improvement loans, borrowers are required to make their monthly loan payments directly to us. In addition, borrowers submit to various conditions and features under our standard loan agreements. These conditions and features include, but are not limited to, the following:

●
Reserve Accounts. A portion of the loan amount is generally held in an interest reserve account for the benefit of the borrower. As interest on the loan accrues, interest owed to us is paid from this account until it is depleted, whereupon the borrower must pay the amounts owed out of its own funds. We also reserve the right to create other reserve accounts from undisbursed portions of the borrower’s loan to satisfy liens, pay for items that the borrower has budgeted for or pay for interest yet to accrue on the loan.

●
Disbursements of Funds. Our obligation to disburse any portion of the loan amount to the contractor on behalf of the borrower is contingent upon, among other conditions, that: the borrower obtain required waivers and bonds from subcontractors; the borrower obtain proper documentation on services provided on behalf of the project; the borrower has received our approval of its budget; and the construction of the improvements conforms to the borrower’s plans and applicable law.

●
Borrower’s Warranties. The borrower must make representations and warranties that, among other things: its taxes are paid; it is in compliance with the law, it received all necessary approvals and permits from the relevant governmental authorities; no material litigation, or threat of litigation, exists that would have an adverse effect on the property; it has good and marketable title to the property; and it has no undisclosed subsidiaries, divisions, joint ventures or partnerships.

●
Construction Information. Upon demand, the borrower must give us copies of all necessary permits or governmental approvals and  reports setting forth all accrued project costs, all project costs projected to complete the project, any variance between actual and projected project costs and the amount set forth in the borrower’s budget and all changes from the previous report.

●
Sale or Other Encumbrance. If the borrower sells, assigns, transfers, conveys, pledges, hypothecates, mortgages, encumbers with financing, or otherwise alienates, whether voluntarily or involuntarily or by operation of law, the property securing the loan, or any part thereof, without our prior consent, we reserve the right to declare the loan, including a prepayment fee, immediately due and payable. Any change in ownership, form of entity or ownership of the stock of the borrower (if an entity) is deemed a transfer.

●
Insurance. The borrower is required to maintain the following lines of insurance prior to completion of improvements: builders “all risk” insurance; after completion of improvements, property “all risk” insurance; combined single limit general liability insurance and all other insurance required by law or as we may reasonably require from time to time.

●
Reporting Requirements. The borrower must notify us of the following matters, as soon as the borrower learns of such matters: any litigation affecting or relating to the borrower, the contractor or any subcontractor, the improvement project or the property; any dispute between the borrower and any governmental agency; any threat or commencement of condemnation proceedings; any event of default; and any change in the executive management personnel of the borrower. In addition, the borrower must provide us with monthly status reports with respect to the project.

●
Governing Law. Unless otherwise specified, California law governs the interpretation and enforcement of all loan documents. Further, the borrower may be required to agree that any actions must be brought in Los Angeles County, California. In addition, the borrower may be required to waive its right to a jury trial.

After the funding of a loan, we are responsible for servicing and managing the loan. We may in the future delegate loan-servicing activities to a third party. In this regard, a loan servicing company would maintain all loan documents, make or manage construction loan disbursements, collect or manage loan payments, enforce or manage the enforcement of loans and engage in other loan administrative services.

All aspects of the selection, due diligence, document preparation, origination, servicing and managing of or for our home improvement loans are conducted by us or our affiliates through our offices in Torrance, California.

Investment Guidelines

Our loans are not insured or guaranteed by any governmental agency or private mortgage insurance company. Our loans are evaluated pursuant to the guidelines set forth below, which are designed to set standards for the quality of the real property security given for the loans. Our primary investment objective is to generate cash flow from our operations. However, we may revise our investment objectives and policies without the approval of stockholders although we would promptly notify stockholders of any such change.

●
Creditworthiness of Borrower. We will generally require that a borrower not have more than 10-25% of his/her monthly income allocated to loans secured by superior deeds of trust to ours nor have over all existing debt payments in excess of 25% of his/her monthly income.  These guidelines are particularly important when making unsecured loans.

●
Priority of Deeds of Trust. Our loans are typically secured by second or third deeds of trust that encumber the relevant real property or real property interest. Our loans may also be secured by second deeds of trust on other property owned by the borrower. For the purposes of this prospectus, the terms “deed of trust” and “mortgage” mean both a deed of trust and a mortgage.

●
Geographic Area of Lending Activity. We currently make loans secured by real property located primarily in Southern California. However, we may in the future and in our sole discretion make loans secured by real property located outside of Southern California. As of June 30, 2008, we have only made loans pertaining to real property located in Southern California.

●
Loan-to-Value Ratios. We will endeavor to keep the majority of our loans below the loan-to-value percentages listed below, based on the value of the underlying property. The value of the underlying property is generally determined by an independent written appraisal, however, we, in our absolute discretion, may determine that an independent written appraisal is not necessary to establish the value of the underlying collateral, and therefore, may value the underlying property based on other factors. If the collateral is supported by a real property appraisal, we maintain such appraisal in our records for at least the term of the loan.  The loan amount includes all loans, including ours, which are secured by a property.

Type Of Property/Loan	Loan-To-Value Ratio
Residential property	75%
Commercial property	75%

When determining the value of the underlying real property and loan-to-value ratios for home improvement loans, we may assume that all of the improvements for which the loan is being sought are completed. In addition, we would not apply our loan-to-value ratios to purchase-money financing that we may offer to sell any real estate that we have acquired through foreclosure, or to refinance any existing loan that is in default at the time of maturity. In such cases, we are free to accept any reasonable financing terms that we deem to be, in our sole discretion, in our best interests.

We may, in our sole discretion, increase these loan-to-value ratios if the borrower obtains mortgage insurance, if a particular loan is supported by collateral and/or credit adequate to justify a higher loan-to-value ratio or if other facts and circumstances related to a particular loan, in our sole discretion, justify a higher loan-to-value ratio. In addition, market conditions may require us to accept higher loan-to-value ratios on certain loans.

●
Terms of Loans. Although our loans generally have a term of between three and seven years, we may make loans with a shorter maturity if we believe, in our sole discretion, that the loans represent a sound investment opportunity. Loans that we may purchase may have a shorter term remaining than three years when we purchase such loans. Our loans require that the borrower make equal monthly principal and interest payments during the loan term.

●	Escrow Conditions. Our loans are funded through an escrow account handled by us. We typically do not disburse any of our funds out of escrow to fund the loan until:

➢	Satisfactory completion of all work to be performed by the contractor and/or subcontractors.
➢	Satisfactory fire and casualty insurance has been obtained for the property underlying the loan, naming us as loss payee and providing insurance in an amount equal to the principal amount of the loan.

●
Absence of Mortgage Insurance. We typically do not require or arrange for mortgage insurance. Consequently we will not have insurance protection against loss if we foreclosed on a loan encumbering property with insufficient equity to repay all sums owed.

●
Tedom Capital as Payee. Loan documents (notes, deeds of trust, etc.) and mortgage insurance policies generally name us as payee. Due to the fact that we fully fund our own loans, we anticipate that loans will be written in our name, with the exception of loans that we purchase from other lenders, which are originally written in the name of the original lender or investor. These loans will be assigned to us when they are purchased.

●	No Loans to Officers, Directors or their Affiliates. We do not make loans to our officers, directors or to any of their affiliates.

●	Loan Diversification. As a result of the closing of our recent public offering we are in the process of diversifing our loans as follows:

➢	No loan made or purchased thereafter will exceed 15% of all of our loans outstanding at the time of the loan; and

➢	No more that 25% of our loans outstanding at any time will thereafter be made to a single borrower, together with any affiliates of such borrower.

            As of June 30, 2008, our loan portfolio consisted of two unsecured loans in the aggregate original principal amount of $13,491. On May 5, 2008, we sold the Minimum Offering amount and are required to comply with these diversification guidelines. Due to our size, if any single borrower or loan is in default, it could have a material adverse effect on our financial performance and viability.

●
Reserve Fund. A contingency reserve fund may be retained for the purpose of covering our unexpected cash needs. The amount of any such reserve fund will be established by us, and the amount of the reserve fund is generally up to 5% of the offering proceeds. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. The yield from investments of reserve funds may not be as high as the yield that would result if such reserve funds were invested in loans. The principal purpose of the reserve fund will be for other unexpected cash flow needs.

●
Leasehold Financing. We may also make, buy or participate in loans that are secured by first deeds of trust that encumber leasehold interests in residential and commercial developments located in the United States. In leasehold loans, the borrower does not own the land, but has the right to occupy and develop the land under a long-term ground lease with the owner of the land. The borrower’s leasehold interest in the land (i.e., the right to occupy and use the land under the terms of the ground lease), serves as security for our loan rather than a fee interest in the land. Loans secured by leasehold interests pose additional risks to the risks associated with loans secured by a fee interest in land. In this regard, we attempt to prevent the termination of the ground lease by securing from the owner of the real property copies of any default notice to the borrower and the right to cure any such default.

Loan and Portfolio Summary

As of June 30, 2008, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $13,491. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at June 30, 2008.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$10,529	100%	10% - 10.7%	10.6%	3.6 – 5.9	5.6

TOTAL	2	$10,529	100.00%	10% - 10.7%	10.6%	3.6 – 5.9	5.6

Some of our investments in mortgage loans will be secured by a 2nd or 3rd deed of trust encumbering the real property. The following table provides a summary of the types of real property or real property interests that secure our investments as of June 30, 2008.

type of real property or real property interest	number of loans	aggregate balance outstanding	% of loan portfolio
Residential	2	$10,529	100%
Commercial	0	$--	--
Mixed Use	0	$--	--

TOTAL	2	$10,529	100%

As of June 30, 2008, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of June 30, 2008.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$10,529	100

TO TOTAL	2	$10,529	100%

As of June 30, 2008, we had no loans that were non-performing. We characterize a loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if we will be unable to collect all amounts due according to the terms of the loan. When we have impaired or non-performing loans, we will evaluate the collectibility of such loans in light of the types and dollar amounts of loans in our loan portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and underlying collateral. We will then determine if the underlying values of assets securing the impaired or non-performing loans are sufficient to realize the carrying value. If such loans are sufficiently secured, we will not make an allowance for loan losses with respect to such loans. If such loan collateral is deemed to be deficient we will establish an allowance for loan losses.

Loan Repayment

We establish a loan repayment schedule based upon equal monthly payments of principal and interest such that the loan is fully repaid by the expiration date.  We do not plan to make loans which provide for lower monthly payments but leave a “balloon payment” at the end of the loan term.  Consequently, we expect each loan to be fully repaid from the monthly cash flow of the borrower rather than repayment from the sale, lease or refinance of the real property that secures such loan or from other sources. During the fiscal year ended June 30, 2008 we had one loan repaid in full pursuant to its terms.

Credit Evaluations

We consider the income level and general creditworthiness of a borrower to determine that borrower’s ability to repay the relevant loan, however with secured loans, such considerations are in conjunction with our determination that the value of the property, which may be on an “as improved” basis with respect to home improvement loans, is sufficient to satisfy the loan-to-value ratios described above or other loan-to-value ratios that we deem appropriate for any particular loan. Therefore, we may make loans to borrowers who (i) may have experienced a default under their other obligations or (ii) do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

We do not require loan guarantees by third parties.

Sale of Loans

We have and will be funding our home improvement loans. We do not expect to engage in real estate operations in the ordinary course of business, except as may be required when we foreclose on a property securing one of our mortgage loans. We do not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business. However, we may, in the future, occasionally sell mortgage loans if we determine it to be advantageous for us to do so, based upon then current interest rates, the length of time that we have held the loan and our overall investment objectives.

Enforcement of Security Interests

If one of our loans goes into default, the range of responses that we may take with respect to the default vary depending on the nature of the default and the circumstances existing at the time of the default. These responses may include, without limitation, granting additional cure periods to the borrower, requiring the borrower to contribute additional funds to the project, refraining from fully funding the home improvement project, replacing the contractor with an independent construction manager to supervise the completion of the project, foreclosing non-judicially under the mortgage or deed-of-trust (if a secured loan) or taking such other loan enforcement actions as are typically undertaken by commercial lenders in the state that governs the enforcement action, negotiating and accepting a deed in lieu of foreclosure, and/or commencing legal action against the borrower under the loan if we determine that such actions are prudent under the circumstances. We also may forgive debt or modify the economic terms of the loan (e.g., altering the rate of interest, extending the maturity date or altering the payment obligations) if we believe such actions are advisable under the circumstances.

In addition, the manner in which we enforce our rights under a mortgage or deed of trust (if a secured loan) depends on the laws of the state in which the property is situated. Depending on local laws, we may be able to enforce our mortgage or deed of trust by judicial foreclosure or by non-judicial foreclosure through the exercise of a power of sale. Local laws also dictate, among other things, the amount of time and costs associated with a judicial or non-judicial foreclosure sale, whether we would be entitled to recover a judgment or deficiency judgment for the resulting shortfall if the proceeds from the sale of the property are not sufficient to pay the debt, either concurrently with or following a judicial or non-judicial sale, whether there are limits as to the amount of any deficiency judgment and whether the borrower would have a right to redeem the property following a judicial or non-judicial sale. If a borrower defaults under one of our loans, before commencing enforcement actions, we will evaluate the applicable laws, and consider the enforcement practices typically undertaken by commercial lenders in the state in which the property is located.

Other matters, such as litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws, may either delay enforcement of the lien on a property securing a defaulted loan or, in certain circumstances, reduce the amount realized from the sale of a foreclosed property.

Industry Overview

Home improvement loans include any construction that can be considered to enhance the existing property and hence increase the value of the property.  Approximately $19 billion of loans were made in 2006 to fund home improvements that were secured by a deed-of-trust on the property being improved (See Mortgage Disclosure Act).   It is estimated that thousands of companies, banks, credit unions and other lenders make loans for home improvements.

Home improvement loans are usually paid out in payments in proportion to the work that is being carried out and the contractor may be paid directly from the lender.  In other cases the borrower may receive the money or the loan only upon approving the payments to the contractor.

There are several different loan and financing types available:

●	First mortgage loans
●	Second mortgage loans
●	Refinancing solutions
●	Unsecured loans (personal loans)
●	Government grants

First mortgage loans

Typically home improvement loans are added to a person’s first mortgage by the person’s current lender.  Most commonly the loan is extended for the remaining period of the original mortgage or a person owns their home free and clear and therefore can obtain a first mortgage for home improvement.

Second mortgage loans

If a person is not able to or may not wish to renegotiate their first mortgage they can typically obtain a second mortgage on their residential property.  These borrowers typically have substantial equity in their home that they can use to collateralize a second or third mortgage on the property.  These mortgages are subordinated to the first mortgage which must be fully repaid before any proceeds from the sale of the property will be available to pay the second or third mortgages.

Home mortgage refinancing

A person may be able to refinance their current mortgage in order to provide cash for home improvements.

Unsecured loan

A personal loan for home improvement doesn’t require a person to have equity in their home or borrow against the value of their home.  It is an unsecured loan based solely on the borrower’s credit worthiness.

Home improvement grants

There are Government grant programs available offering financial help to low income families to repair current homes.  One example is US Department of Housing and Urban Development (“HUD”), which promotes expanding home ownership opportunities and neighborhood revitalization and has programs to rehabilitate properties in partnership with state housing agencies and non-profit organizations.

We will be primarily involved in making mortgage loans secured by a 2nd or 3rd trust deed and unsecured personal loans to be used for home improvement purposes.

Competition

The mortgage lending business is highly competitive.  We compete with other persons, entities, institutional lenders, banks, credit unions and others engaged in the mortgage lending business.  Our primary competitors are conventional lenders, such as commercial banks, credit unions, mortgage lenders, insurance companies, mortgage brokers, pension funds and other financial institutions, and non-conventional lenders, who offer secured loans on an expedited and often more flexible terms than conventional lenders.  In addition, in periods of flat or declining home values, homeowners may be unwilling or unable to secure home equity financing for home improvements or for any other purpose. As a result, fewer homeowners may be in the market for home equity loans. Most of our competitors have greater resources and experience and may have other advantages over us in conducting their business and providing services to potential borrowers.  There can be no assurance that we will find suitable investment opportunities in the future.

Regulations

We are subject to federal, state and local laws and regulations applicable to all businesses and to the mortgage lending industry.  We are licensed as a California Mortgage Broker by the California Department of Real Estate.  Generally, our management and investment practices are not supervised or regulated by any federal or state authority, except that certain aspects of our operations are subject to supervision or regulation by the California Department of Real Estate, the California Department of Corporations and the United States Securities and Exchange Commission (“SEC”).  In addition we may be subject to state and local regulation and licensing as a result of our lending activities in certain states.

Since our core business is regulated, the laws, rules and regulations applicable to us are subject to regular modifications and change.  We cannot assure investors that federal, state or local laws, rules or regulations will not be amended or adopted in the future that could make compliance much more difficult or expensive.

Leveraging the portfolio

We may leverage our loan portfolio by obtaining a revolving credit facility from a third party lender.  The credit facility would be used primarily, but not exclusively, to fund new loan opportunities that arise during the time our then-existing loans are being repaid.  The credit facility could also be used for other purposes.  We would not be required to draw on the credit facility in order to fund monthly distributions or investor withdrawals, although we could do so in our sole discretion.  As of the date of this prospectus, we have not entered into a binding loan agreement with any third party lender and there is no assurance that we will ever obtain a revolving credit facility or that such a credit facility, if obtained would be in place during the entire life of Tedom Capital.  If we are unable to obtain a revolving credit facility or are unable to maintain a revolving credit facility for the entire life of Tedom Capital, then we would not be able to avail ourselves of the advantages of, nor subject ourselves to the risks associated with, leveraging the loan portfolio, either during the life of Tedom Capital or during those periods that we do not have access to a revolving credit facility.

By using a credit facility, we could make new loans as loan opportunities arise, rather than waiting for existing loans to pay off or new investor funds become available, in order to make such new loans.  By leveraging our loan portfolio, we might also be able to increase our yield.  This increased yield will result if the interest earned by us on our leveraged loan exceeds the interest that must be paid by us on the funds borrowed from a third party lender.  This spread between the interest earned on a leveraged loan and the interest paid on the borrowed funds used to make the loan would accrue to us.

The credit facility would be intended to be repaid primarily from loan payments on our then-existing loans, although it might also be repaid from new investor funds.

Environmental Issues

Under current federal and state law, the owner and operator of real property contaminated with toxic or hazardous substances is, in most situations, liable for all costs associated with any remedial action necessary to bring the property into compliance with applicable environmental laws and regulations.  This liability may arise regardless of who caused the contamination or when it was caused.  In addition, this liability may, under certain circumstances, extend to a lender that has, pre-foreclosure, undertaken certain roles in managing the property or the activities of the borrower such that the lender could be characterized as an “owner” or “operator” under applicable environmental laws, or extend to a lender post-foreclosure.

The properties that secure our loans may contain, or may become contaminated with, toxic or hazardous substances.  While we make reasonable investigations into whether the properties contain toxic or hazardous substances prior to making or purchasing a loan that is secured by such real property, these investigations will not guarantee that the real property is free of toxic or hazardous substances, nor can we ensure that the real property does not become contaminated with toxic or hazardous substances subsequent to the closing of the loan.

If any property that secures one of our loans is found to be contaminated, it could adversely impair the value of the property.  For example, the value of the property would be impaired due to the decreased desirability of the property, slower absorption of the property into the market, declining sales prices, lower rental rates or decreased occupancy rates.  In addition, the ability of the borrower to repay the loan would be affected in the event that the borrower would have to pay for the cost to remove or clean up the contamination or in the event that the borrower would be liable to purchasers or tenants of the property or owners or occupants of adjoining property for property damage, bodily injury, lost profits or other consequential damages.  If the borrower fails to remove or clean up contaminated property it is possible that federal, state and local environmental agencies could perform the removal or cleanup, then impose liens upon, and subsequently foreclose on, the property to pay for the costs of such removal or cleanup.  Furthermore, even if we do not foreclose on a contaminated property, the mere existence of hazardous substances on such real property security may depress the market value of such real property security such that the loan is no longer adequately secured.

Employees

We currently have 2 full-time employees and 1 part-time employee. We expect to add a full-time marketing/analyst position in the near future with additional employees added as needed.

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate offices are located at 1311 Sartori Avenue, Suite 11, Torrance, CA 90501. Our mailing address is 15332 Antioch Street, Suite 448, Pacific Palisades, CA  90272. We are currently being provided the Sartori Ave. office space on a rent-free basis from our CEO, Mr. Eric Grunfeld which has a fair market value of $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital. We expect the rent of $200 per month to be waived for the foreseeable future. We believe this space is currently adequate and plans to move to expanded office space are contingent upon expanding our business and hiring additional employees.

ITEM 3.    LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

As of June 30, 2008 there was no public market for our common stock. Management believed it was in the best interest of the Company and its shareholders to apply for a listing of our stock on the Over-The-Counter Bulletin Board System (also known as “OTCBB”).

The OTCBB requires that a company’s stock be registered with the Securities and Exchange Commission "SEC", that a company be current with its SEC filing requirements, and have at least one (1) market maker.  There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded. However, listing on the OTCBB must be applied for and approved be the Financial Industry Regulatory Authority ("FINRA").

On June 10, 2008 we, through our market maker, filed a Form 211 Application for listing our common stock on the OTCBB. On September 3, 2008, FINRA approved our application for listing our common stock on the OTCBB and as of September 4, 2008, our common stock became listed for trading on the OTCBB under the symbol “TDOM”.

Holders

As of June 30, 2008, we had 7,595,505 shares of common stock issued and outstanding held by 62 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.

Common Stock

The Company’s certificate of incorporation provides for the authorization of 50,000,000 shares of common stock, $0.001 par value.  As of June 30, 2008, 7,595,505 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.  We are not limited in our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Recent Sales of Unregistered Securities

From inception to June 30, 2008, we issued the following securities pursuant to exemptions from registration under the Securities Act.

In October 2007, we issued 10,000 shares of our common stock each to Eric Grunfeld and Jason Weilert, our initial founders.  We also issued 10,000 shares to our additional director, Jonathan Jeffers.  The issuance of these shares was made in conjunction with the initial formation of Tedom Capital in a private issuance transaction to three investors having a significant role with the Company. Consequently this issuance was deemed exempt from registration pursuant to Section 4(2) of the Securities Act.  These shares are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act, and bear a legend stating the restrictions on resale.

Tedom Capital has issued 7,000,000 shares of its common stock in exchange for $70,000 without any public solicitation to one accredited investor. The investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  The manager of the investor entity had access to information about our business and financial condition and was deemed capable of protecting its own interests.  The stock was issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act.  These are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the warrant certificates and the stock certificates bear a legend limiting the resale thereof.

Tedom Capital issued a convertible promissory note in the principal amount of $20,000 on February 6, 2008.  The note bore interest at 10% per annum and was convertible into Tedom Capital common stock at a conversion rate of $0.15 per share.  The note was issued to one accredited investor without any public solicitation. The investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  The manager of the investor entity had access to information about our business and financial condition and was deemed capable of protecting its own interests.  The note was issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act.  The note was deemed to be a “restricted security” as defined in Rule 144 under the Securities Act and bore a legend limiting the resale thereof. On March 17, 2008, we issued 134,685 shares of our common stock in payment of this $20,000 convertible debt and $203 of accrued interest. The stock certificates bear a legend limiting the resale of the shares.

ITEM 6.    SELECTED FINANCIAL DATA

We are not currently required to provide selected financial data.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and housing conditions particularly in California; the employment and credit worthiness of borrowers; competition from other lenders including credit cards and lines of credit; access to capital; and the timely repayment of loans. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

Loan Loss Reserves

When deemed necessary, we will establish a reserve for possible credit losses on loans.  Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions.  Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve.  Subsequent recoveries of loan amounts previously charged off will be recorded as an increase to the loan loss reserve.

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

Results of Operation

Operating Results for the Year Ended June 30, 2008

We made two new loans during the year ended June 30, 2008 and we were receiving revenue on a total of three loans during the year ended June 30, 2008 and recognized a total of $1,545 of interest income on the three loans.

General and administrative expenses amounted to $54,763 for the year ended June 30, 2008 consisting primarily of $30,958 of professional fees, $12,500 of consulting fees paid to our officers and $5,916 of licenses and permit fees.  During the year ended June 30, 2008, we recorded a beneficial conversion cost in the amount of $13,333 relating to convertible debt, which is included in interest expense.

We incurred a net loss of $67,554 for the year ended June 30, 2008.  The net operating loss is the result of general and administrative expenses and limited revenues during the year ended June 30, 2008. We expect operating losses to continue until we are able to develop and increase our loan portfolio and stabilize our general and administrative expenses.

Operating Results for the Period of December 26, 2006 (Date of Inception) to June 30, 2007

During the period from December 26, 2006 (inception) through June 30, 2007 we had interest income of $239 from one loan held for investment.   General and administrative expenses were $12,344 consisting primarily of $4,050 of consulting fees paid to our officers, $5,159 of legal expenses relating to business formation and $170 of licenses and permit fees relating to start-up expenses of our business.

We incurred a net operating loss of $12,105 for the period of December 26, 2006 (date of inception) to June 30, 2007.  The net operating loss is the result of general and administrative expenses related to the initial start-up costs of our operations and limited revenues. We had an $800 provision for income tax expense which resulted in a net loss of $12,905 for the period of December 26, 2006 (date of inception) through June 30, 2007.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of June 30, 2008, we had an accumulated deficit of $80,459.  As of June 30, 2008 we had cash of $78,475 and working capital of $83,165.

In July and September of 2007 we raised proceeds of $45,000 through the private placement of 4,500,000 shares of our common stock.

In March 2008 a $20,000 loan plus accrued interest was converted to equity.

We raised gross proceeds of $107,705 from the public sale of shares of our common stock in 2008. $45,684 of offering expenses were paid from cash reserves existing prior to this offering.

Subsequent to the fiscal year end we secured a $150,000 line of credit to increase our available capital to make additional home improvement loans and fund day-to-day operations.

We expect our loan commitments will continue to increase during the foreseeable future as a result of increasing our loan portfolio.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan until interest income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  As of June 30, 2008, we did not have any commitments from any source to provide additional capital. However, subsequent to the fiscal year end we secured a $150,000 line of credit. In the future  we  may wish  to secure additional outside financing, which may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by Tedom would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions

Since inception, we have been funded through outside capital investments.

From inception and through June 30, 2008, we had raised $70,000 from the private sale of our common stock at a valuation of $0.01 per share.

In February, 2008, we raised an additional $20,000 pursuant to a convertible promissory note bearing interest at 10% and convertible into shares of our common stock at a conversion rate of $0.15 per share.   On March 17, 2008 this promissory note plus accrued interest was converted into 134,685 shares of our restricted common stock.

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  The offering closed on May 31, 2008 having raised gross proceeds of $107,705 on the sale of 430,820 shares, surpassing the minimum offering requirement of $100,000 thus allowing us to transfer proceeds from the offering escrow account to our operating accounts.

The valuation of our common stock in these private sales and the public offering were the fair value as determined by the Board of Directors. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the times of the issuances of stock, our efforts were focused on establishing our business and the financial resources for doing so were limited.

Determining the fair value of our stock in the early stage of our business and the absence of any public market for our stock requires various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early development of our lending business, the net worth of the Company, the prospects for our business, the general condition of the housing market, the restricted nature of the shares being issued and the limited sources of capital available to us. The valuations of the private transactions were also influenced by arms-length negotiations between our Board and the unrelated investors. While the Board used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 8.    FINANCIAL STATEMENTS.

TEDOM CAPITAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of June 30, 2008 and 2007	F-2

Statements of Operations	F-3
Year Ended June 30, 2008 and Period from December 26, 2006 (Date of Inception) to June 30, 2007

Statements of Stockholders’ Equity	F-4
Period from December 26, 2006 (Date of Inception) to June 30, 2008

Statements of Cash Flows	F-5
Year Ended June 30, 2008 and Period from December 26, 2006 (Date of Inception) to June 30, 2007

Notes to Financial Statements	F-6

TEDOM CAPITAL, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TEDOM CAPITAL, INC.:

We have audited the accompanying balance sheet of Tedom Capital, Inc. (“the Company”) as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2008 and the period from December 26, 2006 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended June 30, 2008 and for the period from December 26, 2006 to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP

September 18, 2008

Camarillo, California

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$78,475	$4,442
Loans held for investment, current portion	1,491	1,273
Prepaid loan costs	360	308
Prepaid expenses	5,775	244
TOTAL CURRENT ASSETS	86,101	6,267

LOANS HELD FOR INVESTMENT, LONG-TERM	9,038	9,003

TOTAL ASSETS	$95,139	$15,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$2,936	$1,800
TOTAL LIABILITIES	2,936	1,800

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares and 2,500,000 shares, as of June 30, 2008 and 2007, respectively	7,596	2,500
Additional paid-in capital	165,066	23,875
Accumulated deficit	(80,459)	(12,905)
TOTAL STOCKHOLDERS’ EQUITY	92,203	13,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,139	$15,270

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
BALANCE SHEETS

	Year Ended June 30, 2008	From December 26, 2006 (Date of Inception) to June 30, 2007

INTEREST INCOME, NET	$1,545	$239

GENERAL AND ADMINISTRATIVE EXPENSES	54,763	12,344

NET OPERATING (LOSS)	$(53,218)	$(12,105)

OTHER (EXPENSE)
Interest expense	(13,536)	-

(LOSS) BEFORE INCOME TAXES	(66,754)	(12,105)

Income tax expense	800	800

NET (LOSS)	$(67,554)	$(12,905)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	6,342,585	2,143,713

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
DECEMBER 26, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Issuance of common stock for
Cash	2,500,000	$2,500	$22,500	-	$25,000

Contribution of rent	-	-	1,375	-	1,375

Net loss for the period of
December 26, 2006(inception)
Through June 30, 2007	-	-	-	(12,905)	(12,905)

Balance, June 30, 2007	2,500,000	$2,500	$23,875	$(12,905)	$13,470

Issuance of common stock for
Cash, net of offering costs of $45,684	4,930,820	4,931	102,091	-	107,022

Issuance of common stock for
Services	30,000	30	2,970	-	3,000

Issuance of common stock for
Debt	134,685	135	20,068	-	20,203

Beneficial conversion cost	-	-	13,333	-	13,333

Contribution of rent	-	-	2,729	-	2,729

Net loss for the year ended
Ended June 30, 2008	-	-	-	(67,554)	(67,554)

Balance, June 30, 2008	7,595,505	$7,596	$165,066	$(80,459)	$92,203

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2008	From December 26, 2006 (Date of Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(67,554)	$(12,905)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Non-cash interest expense	13,536	-
Common stock issued for services	3,000	-

Rent contributed by stockholder	2,729	1,375
Changes in operating assets and liabilities:
Prepaid loan costs	(52)	(308)
Prepaid expenses	(5,531)	(244)
Accrued expenses	1,136	1,800
NET CASH (USED) BY OPERATING ACTIVITIES	(52,736)	(10,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	(13,491)	(11,500)
Repayment of loans	13,238	1,224

NET CASH (USED) BY INVESTING ACTIVITIES	(253)	(10,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs of $45,684	107,022	25,000
Proceeds from issuance of debt	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	127,022	25,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	74,033	4,442
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	4,442	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$78,475	$4,442

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$-

Non-Cash Investing and Financing Activities:

Conversion of note payable into common stock	$20,203

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.  Organization and basis of preparation

The Company was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans, typically secured by a deed of trust on the improved property.  From inception through June 30, 2008, the Company has made three home improvement loans. During 2008, the Company ceased being in the development stage.

2. Significant accounting policies

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2008 there were no cash equivalents. The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Loans held for investment

Loans held for investment are stated at their principal balance.

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

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

Recent accounting pronouncements

Recently Issued Accounting Standards

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

3. Loans held for investment

At June 30, 2008, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$10,529	100%	10% - 10.7%	10.6%	3.6 – 5.9	5.6
Unamortized Loan Costs	-	360	-	-	-	-	-
Total	2	$10,889	100%	10% - 10.7%	10.6%	3.6 – 5.9	5.6

No security is available on the unsecured loans.

4. Convertible debt

On February 6, 2008, the Company issued a convertible promissory note in the principal amount of $20,000.  The note bore interest at 10% per annum and was convertible into the Company’s common stock at a conversion rate of $0.15 per share.  The value of the stock into which the debt could be converted exceeded the face value of the note and as a result the Company recorded a debt discount of $13,333.

On March 17, 2008, $20,000 principal and $203 accrued interest were converted into 134,685 shares of the Company’s common stock. The unamortized debt discount was recorded as interest expense. There is no balance outstanding under the promissory note at June 30, 2008.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

5. Related party transactions

Through June 30, 2008 the Company has paid their CEO, Mr. Eric Grunfeld, and their CFO, Mr. Jason Weilert, $8,300 and $8,250, respectively for services provided to the Company.

Through February 2008, the Company has shared office space from their CEO, Mr. Eric Grunfeld at $250 per month.  During February 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the year ended June 30, 2008 was $2,729.  Rent expense for the period of December 26, 2006 (date of inception) to June 30, 2007 was $1,375.

6.  Provision for income taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $26,681, as of June 30, 2008, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $107,944.  The total valuation allowance is a comparable $26,681.

Below is a chart showing the estimated federal net operating losses and the year in which they will expire.

YEAR	AMOUNT	EXPIRATION
2008	$109,747	2028
2007	$11,530	2027

Total	$121,277

7.  Stockholders’ equity

On February 5, 2007, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000 cash.

On February 23, 2007, the Company issued 1,500,000 shares of its common stock to an unrelated party in exchange for $15,000 cash.

On July 3, 2007, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000 cash.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

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

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  As of June 30, 2008 the Company had raised gross proceeds of $107,705 on the sale of 430,820 shares, surpassing the minimum offering requirement of $100,000 thus allowing them to transfer proceeds from the offering escrow account to their operating accounts. Costs associated with the offering were paid out of existing Company cash reserves prior to the receipt of offering proceeds and totaled $45,684

8.  Fourth Quarter Adjustments

The Company recorded an adjustment in the fourth quarter that related to events or transactions in earlier fiscal quarters in 2008. The following schedule summarizes the adjustments and the revised results of operations in the applicable quarters:

	September 30, 2007	December 31, 2007	March 31, 2008

Net Loss, as previously reported	$(5,209)	$(38,628)	$(46,467)
Fourth quarter adjustment:
Reclass Offering Costs to Prepaid Expenses	6,000	9,295	29,086
Net Income/(Loss), as adjusted	$791	$(29,333)	$(17,381)

Net Income/(Loss) per share, as previously reported	$0.00	$(0.01)	$(0.01)
Effect of adjustments	$0.00	$0.01	$0.01
Net Income/(Loss) per share, as adjusted	$0.00	$0.00	$0.00

9.  Subsequent Event (unaudited)

On July 7, 2008 the Company obtained a $150,000 line of credit from an unaffiliated third party bank. This line of credit will be available to make additional home improvement loans and for working capital.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

ITEM 9A(T)    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by Sec Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for Tedom Capital in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that:

(i)	require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures by Tedom Capital are being made in accordance with authorizations of management and directors of Tedom Capital;

(iii)
provide  reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Tedom Capital's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management periodically assesses the effectiveness of Tedom Capital's internal control over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, including testing, our management determined that as of the year ended June 30, 2008 our internal controls over financial reporting were not effective and identified the following material weaknesses in our financial reporting under current operations:

1.
Deficiencies in segregation of duties. The Company lacked adequate segregation of duties in our financial reporting process, as our CFO currently serves only part time and is not a certified public accountant, yet is responsible for performing substantially all internal accounting and financial reporting functions.

2.
Deficiencies in Tedom’s written financial reporting procedures. We have insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.

3.	Relatively new Audit Committee. Our Audit Committee was not formed until October, 2007 and has not had the opportunity to be fully functional over an entire fiscal year period.

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties, we intend to raise sufficient funds during the current fiscal year to hire an additional experienced accounting person to better monitor, maintain and assist the CFO in our internal accounting and financial reporting functions and increase the frequency of reconciliation of significant accounts.

For the material weakness concerning deficiencies in the financial reporting process, we will develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

For the material weakness concerning our Audit Committee, the Committee will now serve for the entire fiscal year and will increase the number of meetings to carry out its financial review functions and interact with Tedom’s independent public accounting firm more effectively and timely. We expect these remedial actions to occur during the current fiscal year to allow our controls and procedures over financial reporting to be effective by the end of our current fiscal year.

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

This annual report does not include an attestation report of Tedom Capital's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Tedom Capital's registered public accounting firm pursuant to temporary rules of the SEC that permit Tedom Capital to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position	Director Since

Eric Grunfeld	33	President, Secretary and Chairman	2007

Jason Weilert	33	Chief Financial Officer and Director	2007

Jonathan Jeffers	28	Director	2007

Eric Grunfeld founded and has served as the Chief Executive Officer and Chairman of the Board of Tedom Capital since it commenced business in early 2007.  From early 2005 to 2006, Mr. Grunfeld was an associate at Kann Capital, a Los Angeles based investment banking firm specializing in mergers, acquisitions and corporate finance.  From 2003 to 2005, Mr. Grunfeld served as Vice President of Operations at South Lake Financial, a Southern California mortgage lender specializing in both residential and commercial loans.  From 1999 to 2002, Mr. Grunfeld acted as a management consultant at Pricewaterhouse Coopers in New York City where he was responsible for gathering, analyzing and conveying financial and market data to Client Management.  Mr. Grunfeld also serves as a member of the Beverly Hills division of Toastmasters (a speech and debate club).  Mr. Grunfeld earned his bachelor's degree at Yeshiva University, School of Business and is currently obtaining his Master of Business Administration at Pepperdine University, The George L. Graziadio School of Business and Management.

Jason Weilert, an experienced accounting and finance professional, joined Tedom Capital since it commenced business in 2007 as Chief Financial Officer and was appointed to the Board of Directors on October 17, 2007.  Since January 2007, Mr. Weilert has simultaneously served as our CFO and as a Senior Accountant for Viking River Cruises, the world's largest river cruise operator.  From June 2005 to December 2006, he worked on the finance team at Ownit Mortgage Solutions, a sub-prime mortgage lender.  Before this, he served as a tax accountant and business manager at the CPA firm, Schuch, Bagley & Associates from January 2004 to June 2005.  From June 2001 to December 2003, Mr. Weilert served as a manager with Informa Research Services, a financial market research firm.  Mr. Weilert earned his bachelor's degree at University of California, Santa Barbara and earned a certificate in accounting from UCLA Extension.  He is currently seeking his CPA certification.

Jonathan Jeffers was appointed to the Board of Directors on October 17, 2007.  From February 2004 to the present, Mr. Jeffers has been the president and founder of Jeffers Design Firm, a graphic design firm specializing in website design including specialization in vector graphics and animations.  From October 2001 to December 2003, Mr. Jeffers worked as head designer for www.thatglow.com, an online retailer specializing in high-end maternity wear.  In addition to running his graphic firm, Mr. Jeffers has also produced several motion pictures including The Wizard King, a short film that was nominated for the American Independent Award at the 2007 Florida Film Festival.

Directors serve for a one-year term.  Our Bylaws currently provide for three to six directors.  Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.  There is no family relationship between any director or executive officer of Tedom Capital, Inc.

Corporate Governance

Our board of directors has three directors and has established an Audit Committee, as its sole standing committee.  Our board does not have an executive committee or any committee performing similar functions.  We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that one of our directors, Mr. Jeffers, is “independent” under the definition set forth in the listings of the NASDAQ Stock Market, Inc., which is the definition our board has chosen to use for the purposes of determining independence.  In addition, our board has determined that only one member of its Audit Committee, meets the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc.  Consequently, we do not yet meet the criteria of independence for all audit committee members set forth in the Exchange Act including the rules and regulations promulgated under that Act.

Board Meetings and Committees

Our Board of Directors held no formal meetings between July 1, 2007 and June 30, 2008 and acted by unanimous written consent on 9 occasions. Each director during the period participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that person was a director and any committee on which he served.

Audit Committee

The Audit Committee of our board of directors consists of Mr. Jeffers who serves as chairman and Mr. Weilert.  The Audit Committee held two meetings between October 11, 2007 (date of formation) and June 30, 2008. The Audit Committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.   Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested “audit committee financial expert” under the federal securities laws.  We hope to be able to have a fully independent Audit Committee by the end of 2008.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Tedom Capital, Inc., 15332 Antioch Street, Suite 448, Pacific Palisades, California  90272, who will forward the communication to the intended director or directors.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark “CONFIDENTIAL” on any envelope or package submitted or, if an e-mail communication, request the Director’s personal e-mail address to send your communication rather than the Company’s e-mail address.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Tedom Capital.  We will provide any person, without charge, a copy of this Code.  Requests for a copy of the Code may be made by writing to Tedom Capital, Inc., 15332 Antioch Street, Suite 448, Pacific Palisades, California  90272.  Attention: Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

Section 16 (A) Beneficial Ownership Reporting Compliance

We are not currently required to comply with Section 16(a) of the Exchange Act.

The following table sets forth the compensation of our Principal Executive Officer during the last two complete fiscal years ended June 30, 2008. No officers or directors received annual compensation in excess of $100,000 during the last completed fiscal year.

Summary Compensation Table

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Grunfield	2008	5,800	-0-	1,000(2)	-0-	-0-	-0-	-0-	6,800
(PEO)	2007(1)	2,500	-0-	-0-	-0-	-0-	-0-	-0-	2,500

____________________________
(1)	For the period December 26, 2006 (formation) to June 30, 3007.
(2)	Represents a stock award of 10,000 shares of restricted common stock valued at $0.10 per share.

Employment/Consulting Agreements

We do not have any written employment or consulting agreements.

On January 16, 2007 we retained the services of a marketing consultant to assist with client generation.  As of July 1, 2007 we commenced paying $300 per month for her consulting services.   The consultant had been paid $3,300 through June 30, 2008. These services are rendered on a month-to-month basis, and either party has the right to terminate the services at any time for any reason.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.  However, we intend to adopt an incentive and non-statutory stock option plan during the year 2008.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

The following table sets forth the compensation of Tedom Capital's Directors paid during the fiscal year 2008 for services as a Director.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Eric Grunfield(1)	--	$1,000 (2)					$1,000
Jason Weilert(1)	--	$1,000 (2)					$1,000
Jonathan Jeffers(1)	--	$1,000 (2)					$1,000

(1) Officers are not separately compensated as a Director. This table does not include compensation earned by a named individual as an officer or employee of Tedom Capital.
(2) Represents as stock award of 10,000 shares of restricted common stock valued at $0.10 per share.

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy during the 2008 year.  We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Limitation of Liability and Indemnification Matters

Tedom Capital's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by Tedom Capital in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such  amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by Tedom Capital as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators.  These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only of approved by the court in which the action was pending.  Any other indemnification shall be made only after the determination by Tedom Capital's Board of Directors (excluding  any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "1933 Act") may be permitted to directors, officers and controlling persons of Tedom Capital pursuant to the foregoing provisions, or otherwise, Tedom Capital has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1993 Act and is, therefore, enforceable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of August 31, 2008, the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address	Position	Number of Shares Owned Beneficially	Percentages Beneficially Owned

Common	Eric Grunfeld President, 15332 Antioch St., Suite 448, Pacific Palisades, CA 90272	CEO Director	10,000	*

Common	Jason Weilert 15332 Antioch St., Suite 448, Pacific Palisades, CA 90272	Chief Financial Officer, Director	10,000	*

Common	Jonathan Jeffers, 1203 Ruffin Street, Ste. F-5 Durham, NC 27701	Director	10,000	*

	All Executive Officers and Directors as a group (3 people)		30,000	*

Stockholders owning 5% or more of outstanding stock

Common	Naven Properties, LLC Carla Haskell, Manager 2620 South Maryland Parkway, Ste 847 Las Vegas, NV 89109	7,000,000	92.16%
  *   Represents less than 1% of outstanding shares.

Controlling Stockholder of Tedom Capital

Through August 31, 2008, we have issued 7,000,000 shares of our common stock to Naven Properties, LLC, representing 92% of the outstanding shares of stock.  Consequently, the manager of Naven Properties, LLC, will be able to elect all the directors of Tedom Capital and approve or disapprove any corporate action requiring stockholder approval.  While the manager does not intend to seek any change in our current management or business operations, the manager could require us to make changes in the future should the manager choose to do so.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through February 1, 2008, the Company had shared office space with its CEO, Mr. Eric Grunfeld at a monthly rental rate of $250 per month.  Mr. Grunfeld waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  On February 4, 2008 we moved into new executive office space located in Torrance, California. While the market rental rate for this space is $200 per month, the lessor has agreed to waive all rent for the foreseeable future and until our cash flow permits such payments.  While the lessor is not related to Tedom Capital or any of its officers or directors, he does nevertheless wish to help Tedom Capital with this oral rental arrangement which has been provided by the lessor as an accommodation to assist us in the early stage of our business development.  Waived rental expense will be reflected as additional paid-in capital. Rent expense for the year ended June 30, 2008 was $2,729.  Rent expense for the period of December 26, 2006 (date of inception) to June 30, 2007 was $1,375.
Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors.  In the event a member of the board of directors is a related party, that member will abstain from the vote.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were approximately $25,000 for the fiscal year ended June 30, 2008 and $14,610 for the period of December 26, 2006 (date of inception) to June 30, 2007.

Tax Fees

The aggregate fees billed for tax compliance matters were $0 for the fiscal year ended June 30, 2008 and $0 for the period of December 26, 2006 (date of inception) to June 30, 2007.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal year ended June 30, 2008 or for the period of December 26, 2006 (date of inception) to June 30, 2007.

Pre-Approved Policies and Procedures

Prior to retaining our principal accountants to provide services in the current fiscal year (beginning July 1, 2008), the Audit Committee will first review and approve the accountants fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) will be broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Our pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of our principal accountants for services outside the scope of the fee proposal and engagement letter

PART IV

ITEM 15.    EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit No.	Description of Exhibit

Exhibit 3.1 (1)	Certificate of Incorporation of Registrant
Exhibit 3.2 (1)	Certificate of Amendment to Certificate of Incorporation of Registrant
Exhibit 3.3 (1)	Bylaws of the Registrant
Exhibit 4 (2)	Subscription Agreement
Exhibit 5.1 (2)	Opinion of Counsel
Exhibit 10.1 (1)	Promissory Note dated February 14, 2007, for the principal amount of $11,500
Exhibit 10.2 (1)	Promissory Note dated May 19. 2007, for the principal amount of $10,491
Exhibit 14 (1)	Code of Business Conduct and Ethics.
Exhibit 23.1 (2)	Consent of Counsel (incorporated by reference to Exhibit 5.1 of this filing)
Exhibit 23.3 (2)	Consent of Farber, Hass, Hurley & McEwen, LLP, Independent Registered Public Accounting Firm
Exhibit 31.1*	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this Form 10-K
(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No.333-148516) filedwith the Commission on January 8, 2008
(2)	Incorporated by reference to Registrant's Amended Registration Statement on Form SB-2 (File No. 333-148516)filed with the Commissionon February 20, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDOM CAPITAL, INC.

By:	/s/ Eric Grunfeld
Eric Grunfeld
President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Grunfeld	President, Secretary and Chairman	September 25, 2008
Eric Grunfeld

/s/ Jason Weilert	Chief Financial Officer and Director	September 25, 2008
Jason Weilert

/s/ Jonathan Jeffers	Director	September 25, 2008
Jonathan Jeffers