Form 10-Q
period 2008-09-30
Tedom Capital, Inc.
filed 2008-11-13
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

Commission File Number  333-148516

TEDOM CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-8235863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1311 Sartori Avenue, Ste 11 Torrance, CA	90501
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (310) 335-5460

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes       X           No

The number of shares of the issuer’s common stock outstanding as of October 31, 2008 was 7,595,505.

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

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$54,585	$78,475
Loans held for investment, current portion	1,125	1,491
Prepaid loan costs	350	360
Prepaid expenses	4,200	5,775
TOTAL CURRENT ASSETS	60,260	86,101

LOANS HELD FOR INVESTMENT, LONG-TERM	9,188	9,038

TOTAL ASSETS	$69,448	$95,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$14,333	$2,936
TOTAL LIABILITIES	14,333	2,936

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	165,666	165,066
Accumulated deficit	(118,147)	(80,459)
TOTAL STOCKHOLDERS’ EQUITY	55,115	92,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,448	$95,139

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

INTEREST INCOME, NET	$334	$431

GENERAL AND ADMINISTRATIVE EXPENSES	37,222	4,840

NET OPERATING (LOSS)	(36,888)	(4,409)

(LOSS) BEFORE INCOME TAXES	(36,888)	(4,409)

Income tax expense	800	800

NET (LOSS)	$(37,688)	$(5,209)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	3,907,609

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2008	7,595,505	$7,596	$165,066	$(80,459)	$92,203

Contribution of rent	-	-	600	-	600

Net loss for the three months
Ended September 30, 2008	-	-	-	(37,688)	(37,688)

Balance, September 30, 2008	7,595,505	$7,596	$165,666	$(118,147)	$55,115

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(37,688)	$(5,209)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Rent contributed by stockholder	600	750
Changes in operating assets and liabilities:
Prepaid loan costs	10	(209)
Prepaid expenses	1,575	(5,756)
Accrued expenses	11,397	1,100
NET CASH (USED) BY OPERATING ACTIVITIES	(24,106)	(9,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	-	(10,491)
Repayment of loans	216	1,216

NET CASH USED BY INVESTING ACTIVITIES	216	(9,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs of $45,684	-	45,000
Proceeds from issuance of debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	45,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(23,890)	26,401
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	78,475	4,442
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$54,585	$30,843

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and basis of preparation

The Company was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans.  From inception through September 30, 2008, the Company has made three home improvement loans.

The accompanying interim financial statements for the three months ended September 30, 2008 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Recent accounting pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Determination of Fair Value

At September 30, 2008, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

         Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

         Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

         Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

         Loans Held for Investment.     Market prices are not available for the Company's loans held for investment. As a result, the Company bases the fair value utilizing an internally-developed discounted cash flow model which includes assumptions regarding prepayment rates, net default rates and the LIBOR forward interest rate curve. Loans held for sale are carried at lower of cost or fair value and are classified within Level 3 of the valuation hierarchy.

        The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2008:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for investment	-	-	10,633	10,663

Total assets at fair value	$-	$-	$10,633	$10,633

        Please see note (3) for a rollforward of the loans held for investment.

3.   Loans held for investment

At September 30, 2008, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$10,313	100%	10% - 10.7%	10.6%	5.7 – 6.4	5.9
Unamortized Loan Costs	-	350	-	-	-	-	-
Total	2	$10,663	100%	10% - 10.7%	10.6%	5.7 – 6.4	5.9

No security is available on the unsecured loans.

4.   Line of Credit

On July 7, 2008 the Company obtained a $150,000 line of credit from an unaffiliated third party bank. The line of credit bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital.

5.   Related party transactions

Through February 2008, the Company has shared office space from their CEO, Mr. Eric Grunfeld at $250 per month.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the three months ended September 30, 2008 and 2007 was $600 and $750, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like Tedom Capital, Inc. (referred to as “Tedom” “we” or “us”) “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Tedom’s expressed expectations because of risks and uncertainties about the future.  Tedom does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Tedom’s business are discussed throughout this Form 10-Q and should be considered carefully.

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

Value of Stock Issued for Services

We may issue shares of our common stock in exchange for, or in settlement of, services.  Our management values the shares issued in such transactions at either the then market price of our common stock (if a reliable trading market exists) or as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Business Operations Overview

Loan and Portfolio Summary

As of September 30, 2008, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $10,313. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at September 30, 2008.
type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$10,313	100%	10% - 10.7%	10.6%	5.7 – 6.4	5.9

TOTAL	2	$10,313	100.00%	10% - 10.7%	10.6%	5.7 – 6.4	5.9

No security is available on the unsecured loans.

As of September 30, 2008, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of September 30, 2008.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$10.313	100

TO TOTAL	2	$10,313	100%

As of September 30, 2008, we had no loans that were non-performing.

Results of Operation

Three-Month Period Ended September 30, 2008

During the three months ended September 30, 2008 we recognized a total of $334 of interest income on two loans. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of September 30, 2008 was $10,313.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $37,222 for the three months ended September 30, 2008 consisting primarily of $28,069 of professional fees related to our 10-K filing, $3,000 of consulting fees paid to our officers and $900 of licenses and permit fees.

We incurred a net operating loss of $37,688 for the three months ended September 30, 2008.  The net operating loss is the result of significant general and administrative expenses including the preparation of our first annual report on Form 10-K and limited revenues during the three months ended September 30, 2008.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of September 30, 2008, we had an accumulated deficit of $118,147.  As of September 30, 2008 we had cash of $54,585 and working capital of $45,927.

We have available a substantial portion of the net proceeds from our recently completed public offering which is expected to be fully committed during the remainder of 2008.

On July 7, 2008, we secured a $150,000 line of credit to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of September 30, 2008, there was no amount due under this agreement.

We expect our loan commitments will continue to increase during the foreseeable future as a result of increasing our loan portfolio.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on the proceeds from our line of credit or future debt or equity investments to sustain our operations and implement our business plan.

If our line of credit is curtailed or we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  As of September 30, 2008, our only committed source of additional capital was our line of credit facility.  Even with our line of credit, and any additional sources of capital we may secure, outside financing may not be available in the amounts or times when we require.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, additional lines of credit or debt by Tedom would increase its capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions

Since inception, we have been funded through outside capital investments.

From inception and through September 30, 2008, we had raised $70,000 from the private sale of our common stock at a valuation of $0.01 per share.

In February, 2008, we raised an additional $20,000 pursuant to a convertible promissory note bearing interest at 10% and convertible into shares of our common stock at a conversion rate of $0.15 per share.   On March 17, 2008 this promissory note plus accrued interest was converted into 134,685 shares of our restricted common stock.

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  The offering closed on May 31, 2008 having raised gross proceeds of $107,705 on the sale of 430,820 shares, surpassing the minimum offering requirement of $100,000 thus allowing us to transfer proceeds from the offering escrow account to our operating accounts. The net proceeds of approximately $91,500 have been partially utilized for working capital purposes during the quarter ended September 30, 2008. The balance of net proceeds is expected to be committed to new home improvement loans during the second fiscal quarter.

The valuation of our common stock in these private sales and the initial public offering were the fair value as determined by the Board of Directors. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the times of the issuances of stock, our efforts were focused on establishing our business and the financial resources for doing so were limited.

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

Off-Balance Sheet Arrangements

Since our inception through September 30, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a) of the SEC’s Regulation S-K.

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.

As required by Sec Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of September 30, 2008, we had the following material weaknesses in our internal control over financial reporting:

1.
Deficiencies in segregation of duties. Tedom lacked adequate segregation of duties in its financial reporting process, as its CFO currently serves only part time and is not a certified public accountant, yet is responsible for performing substantially all internal accounting and financial reporting functions.

2.
Deficiencies in Tedom’s written financial reporting procedures. Tedom has insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.

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

For the material weakness concerning deficiencies in the financial reporting process, by the end of 2008 we will develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

Other than the items identified above, no change in Tedom’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tedom’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors in evaluating our business.  We have described the risks we consider to be material, however, there may be additional risks that we view as not material or of which we are not presently aware.  If any of the events described below were to occur, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected.

Risks Related to our Business and Operations

Due to our limited operating history we have generated only limited revenues and no profits from our current business operations, consequently our long term viability cannot be assured.

We were formed in December, 2006 and have only carried on our business since January 15, 2007.  To date we have funded only 3 home improvement loans. Due to this limited operating history in connection with our business plan, any prediction of future results of operation is difficult.  Our prospects must be evaluated with a view to risks encountered by a company in an early stage of development.  We can provide no assurance that we will be profitable, have a positive cash flow or otherwise be successful.

Need for Outside Capital

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources and attain profitable operations.  To date, we have funded our current operations with proceeds from the sale of equity. Proceeds from our equity financings are not sufficient to sustain our operations or fund our long term capital needs.  Consequently, we may require additional capital to maintain business operations and satisfy our long term capital needs.  Other than our line of credit, we do not have any commitments to provide additional capital from third parties.  Additional financing, if needed may not be available to us in the desired amounts or on favorable terms, if at all.

Our current assets are not sufficient to satisfy our foreseeable cash requirements.

As a service oriented business we will hold a limited amount of tangible assets other than cash and debt receivables.  While our current cash resources, including our line of credit, are deemed sufficient to satisfy our cash requirements over the next 12 months, we may not have sufficient working capital available to both fund ongoing operations and  expand our business over the long term.

We anticipate operating losses in the future.

Until our loan portfolio reaches a size that results in loan repayments equaling or exceeding our operating expenses, we will experience continuing operating losses.  We estimate that a loan portfolio of $350,000 or more would generate sufficient revenues to cover our anticipated operating expenses.  Consequently, unless and until our portfolio of performing loans exceeds approximately $350,000, we will continue to realize operating losses.

Risks Related To Home Improvement Loans

Our loan guidelines might not prevent underperforming or defaulted loans.

In terms of selecting home improvement loan investments, we rely upon certain investment objectives and policies that may not prevent (i) the investment in loans that underperform due to a borrower’s inability to repay a loan in a timely manner, (ii) inadequate loan-to-value ratios, (iii) lack of understanding of local real estate markets, (iv) lack of mortgage insurance, (v) properties that are difficult to determine appropriate value, or (vi) inadequate loan diversification within our loan portfolio.  There is no assurance that we will be able to eliminate underperforming or bad debts even those which initially comply with our investment guidelines.

Our loan’s deed-of-trust will typically be subordinated to other debt secured by the property.

We may make loans secured by a second or third trust deed on a residential property.  Typically the first trust deed will relate to the initial purchase of the home or building and will cover a substantial loan amount.  As a holder of a second or third trust deed, in case of a default, we will not recover any proceeds from the sale of the underlying home unless and until each superior trust deed is fully satisfied which would include any unpaid principal, interest and collection costs.  After all superior loans are paid in full, there may be insufficient proceeds from the sale of the residential property to fully repay the principal and interest secured by second or third trust deeds.

The proceeds from the foreclosure of a property may be less than its appraised value.

We base our loan-to-value ratios on the then current appraised value of the property to collateralize our loan.  However, should there be a loan default necessitating a foreclosure action, the proceeds realized from a forced foreclosure sale often may be substantially less than the appraised value.  Similarly, general property value declines due to economic or interest rate factors could also lessen the amount realized from the sale of a residential property.  Any decrease between the value of a property as sold and the appraised value at the time our loan was made, would adversely affect our ability to collect our full loan principal and interest secured by the property.

Some loans may be unsecured which increases the risk of loss or extended terms, as personal assets and income of the borrower may be insufficient to repay the loan in full or on time .

We will make unsecured loans based on a borrower’s credit history.  An unsecured loan carries the additional risk that if a default should occur, we will have only the borrower’s personal assets and salary from which to seek repayment.  We would have no right to force repayment from the sale of the residential property. It is likely that such personal assets and income would be insufficient to repay our loan in full with interest, or in a timely manner, which would result in our sustaining a loss or extended terms on our investment.

Risks related to a slow economy, declining home valuations and adjustable rate mortgages which can result in increased mortgage delinquencies or defaults.

The possibility that a loan may be defaulted can depend on a number of factors including the state of the economy, unemployment rates, interest rates and residential valuations.  In a slowing economy or increasing unemployment, the likelihood of a home owner defaulting on his or her home improvement loan increases. In a housing slump, such as the current housing market, declining home valuations and slower housing turnover are typical which could result in increased mortgage delinquencies. Furthermore, mortgage loans with adjustable rates could readjust to higher interest rates which can cause an increase in mortgage delinquencies or defaults. Many of these factors will be difficult to assess at the time home improvement loans are made or could substantially change over a short period of time.  Due to our limited loan portfolio, a default or underperformance of one or more loans could have a material adverse effect on our business and revenues.

We will have to compete with many mortgage lenders in a market of fewer borrowers which will make finding suitable equity loans more difficult

The mortgage lending business is highly competitive and we compete for the availability of home improvement loans with many other persons, entities, institutional lenders and others engaged in the mortgage lending business that may have greater financial resources and experience.  In addition, in a period of flat or declining home values, fewer homeowners may be willing or able to secure additional home equity loans for home improvement or for any other purpose. Consequently, it may be more difficult for us to find suitable investment opportunities in the future.

Our loan interest rate is not adjustable and could result in below market rates

The interest rates on our loans are not adjustable to current mortgage interest rates which are subject to abrupt and substantial fluctuations.  If prevailing interest rates rise above the average interest rate that our loan portfolio earns, our operations will be adversely affected.  Higher interest rates may have a chilling effect on the real estate market that, in turn, may result in poorer operating results.

Absence of mortgage insurance to cover diminution of property value

Many lenders require a borrower to acquire mortgage insurance which would offer some protection against a loss in case of a foreclosure on a loan encumbering property with insufficient equity to repay all sums owed.  We typically do not require a borrower to obtain mortgage insurance.  Consequently, we would not have insurance protection if there is an equity deficiency in the property securing our loan.

We are subject to extensive state regulation

The mortgage lending business is highly regulated.  Our current business in California is regulated by the Department of Real Estate.  Other states have differing regulations and rules that govern the activities of lenders who make loans to borrowers within that state.  Our failure to comply with all such regulations and rules in California or any other state may impact our ability to fund or enforce our loans in that state.  For example, if one of our loans is found to be usurious according to state law, we may become subject to penalties and our profitability could be materially impacted.

Limited property insurance coverage could reduce our return on investment

Although we require each borrower to maintain comprehensive title, fire and casualty insurance on the properties securing our loans, and may arrange for earthquake insurance depending upon the relevant circumstances, losses resulting from acts of terrorism, war, earthquakes, floods, mudslides, other natural disasters or similar events are either uninsurable or not economically insurable.  In the event that the property, including any improvements on the property, securing one of our loans suffers losses resulting from one or more of these uninsured events, or such insurance is inadequate to cover rebuilding of a substantially similar home, we will experience a significant decrease in the value of our security interest and, as a result, may suffer a loss of principal and interest on the loan.

Risks related to failure to obtain necessary approvals for home improvements.

Since we plan to invest a substantial portion of our assets in loans made for the improvement or addition of residential and commercial property, we are indirectly subject to the risks particular to home improvement loans.  In many cases, a borrower will be required to obtain necessary permits from local, state and federal governmental and quasi-governmental agencies, such as home owner associations. Unanticipated assessments related to utilities and infrastructure could occur in the approval process.

In the event that a borrower fails to obtain the requisite permits or entitlements for property improvements, the borrower risks increased costs associated with such home improvements and a diminished market value for the property, which, in turn, adversely affects the value of our collateral.  The failure of local housing and development authorities or associations to grant approvals related to building or property improvements such as swimming pools, landscaping or building expansion, would reduce the potential customer base and the market value of the properties securing our loans.

Failure of Contractor to complete a project would place our loans in jeopardy.

Since our loans will be made primarily for home or building improvements, the failure of one or more contractors to complete the improvements in a timely and satisfactory manner could jeopardize the timely repayment of our loans by the borrower.  To mitigate this potential problem, we will make loans at or near the beginning of a project but will not fund the loan until designated progress goals are met or the completion of the project occurs. In addition, we will require the borrower’s acceptance of the work performed. Despite these precautions, if improvement projects are not completed in a timely manner, if project costs exceed those budgeted or if work performed is unsatisfactory to the homeowner, the status of our loan and the repayment of any loan made could be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2008 we closed our registered public offering having raised gross proceeds of $107,705 on the sale of 430,820 shares. The net proceeds of approximately $91,500 have been partially utilized for working capital purposes during the quarter ended September 30, 2008. We plan to apply approximately $70,000 to new home improvement loans during the second and third fiscal quarters. We anticipate a longer period of time to fully commit the offering proceeds due to the current real estate and credit market conditions.

ITEM 5.    OTHER INFORMATION

On September 3, 2008, Tedom Capital’s common shares became listed for trading on the OTCBB under the symbol “TDOM”.

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

Tedom Capital, Inc.

Dated: November 12, 2008	By:	/s/ Eric Grunfeld
Eric Grunfeld
Chief Executive Officer

Dated: November 12, 2008	By:	/s/ Jason Weilert
Jason Weilert
Chief Financial Officer