Form 10-Q
period 2008-12-31
Tedom Capital, Inc.
filed 2009-02-13
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2008

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
Yes       X           No

The number of shares of the issuer’s common stock outstanding as of December 31, 2008 was 7,595,505.

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

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller reporting company X

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2008 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$23,391	$78,475
Loans held for investment, current portion	1,155	1,491
Prepaid loan costs	339	360
Prepaid expenses	2,625	5,775
TOTAL CURRENT ASSETS	27,510	86,101

LOANS HELD FOR INVESTMENT, LONG-TERM	8,932	9,038

TOTAL ASSETS	$36,442	$95,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$3,725	$2,936
TOTAL LIABILITIES	3,725	2,936

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	166,266	165,066
Accumulated deficit	(141,145)	(80,459)
TOTAL STOCKHOLDERS’ EQUITY	32,717	92,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,442	$95,139

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

INTEREST INCOME, NET	$297	$405	$631	$836

GENERAL AND ADMINISTRATIVE EXPENSES	23,295	39,033	60,517	43,873

NET OPERATING (LOSS)	(22,998)	(38,628)	(59,886)	(43,037)

(LOSS) BEFORE INCOME TAXES	(22,998)	(38,628)	(59,886)	(43,037)

Income tax expense	-	-	800	800

NET (LOSS)	$(22,998)	$(38,628)	$(60,686)	$(43,837)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	7,024,457	7,595,505	5,455,163

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, June 30, 2008	7,595,505	$7,596	$165,066	$(80,459)	$92,203

Contribution of rent	-	-	1,200	-	1,200

Net loss for the six months
Ended December 31, 2008	-	-	-	(60,686)	(60,686)

Balance, December 31, 2008	7,595,505	$7,596	$166,266	$(141,145)	$32,717

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(60,686)	$(43,837)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Common stock issued for services	-	3,000
Rent contributed by stockholder	1,200	1,500
Changes in operating assets and liabilities:
Prepaid loan costs	21	69
Prepaid expenses	3,150	244
Accrued expenses	789	11,612
NET CASH (USED) BY OPERATING ACTIVITIES	(55,526)	(27,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	-	(10,491)
Repayment of loans	442	2,435
Loan costs	-	(243)

NET CASH USED BY INVESTING ACTIVITIES	442	(8,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs of $45,684	-	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	45,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(55,084)	9,289
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	78,475	4,442
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$23,391	$13,731

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$-

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and basis of preparation

The Company was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans, typically secured by a deed of trust on the improved property.  From inception through December 31, 2008, the Company has made three home improvement loans.

The accompanying interim financial statements for the six months ended December 31, 2008 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the six months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2008.

2.    Changes in Significant accounting policies

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

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Determination of Fair Value

At December 31, 2008, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at December 31, 2008:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for sale	-	-	12,240	10,087

Total assets at fair value	$-	$-	$12,240	$10,087

3.    Loans held for investment

At December 31, 2008, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$10,087	100%	10% - 10.7%	10.6%	5.4 – 6.4	5.6
Unamortized Loan Costs	-	339	-	-	-	-	-
Total	2	$10,426	100%	10% - 10.7%	10.6%	5.4 – 6.4	5.6

No security is available on the unsecured loans.

4.    Line of Credit

On July 7, 2008 the Company obtained a $150,000 line of credit from an unaffiliated third party bank. The line of credit bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital.

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

5.    Related party transactions

During the six months ended December, 2008 the Company paid their CEO, Mr. Eric Grunfeld, and their CFO, Mr. Jason Weilert, $3,500 and $3,500, respectively for services provided to the Company.

Through February 2008, the Company has shared office space from their CEO, Mr. Eric Grunfeld at $250 per month.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the six months ended December 31, 2008 and 2007 was $1,200 and $1,500, respectively.

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

Business Operations Overview

Loan and Portfolio Summary

As of December 31, 2008, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $10,087. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at December 31, 2008.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$10,087	100%	10% - 10.7%	10.6%	5.4 – 6.4	5.6

TOTAL	2	$10,087	100.00%	10% - 10.7%	10.6%	5.4 – 6.4	5.6

No security is available on the unsecured loans.

As of December 31, 2008, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of December 31, 2008.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$10,087	100
TO TOTAL	2	$10,087	100%

As of December 31, 2008, we had no loans that were non-performing.

Results of Operation

Three-Month Periods Ended December 31, 2008 and 2007

During the three months ended December 31, 2008 we recognized a total of $297 of interest income as compared to $405 during the three months ended December 31, 2007.  The reduction in interest income is due to having three outstanding loans during the quarter ended December 31, 2007 compared to only two loans outstanding during the same quarter of 2008. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of December 31, 2008 was $10,087.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $23,295 for the three months ended December 31, 2008 consisting primarily of $14,703 of professional fees related to our first annual report on Form 10-K filing, $3,500 of consulting fees paid to our officers and $935 of licenses and permit fees. General and administrative expenses amounted to $39,033 for the three months ended December 31, 2007 consisting primarily of $18,370 of professional fees related to our SB-2 filing, $3,500 of consulting fees paid to our officers and $1,065 of licenses and permit fees.

We incurred a net operating loss of $22,998 for the three months ended December 31, 2008 as compared to $38,628 for the three months ended December 31, 2007.  The net operating loss incurred for the quarter ended December 31, 2007 is the result of significant general and administrative expenses relating to the preparation of our registration statement  on Form SB-2 and limited revenues.

Six-Month Periods Ended December 31, 2008 and 2007

During the six months ended December 31, 2008 we recognized a total of $631 of interest income as compared to $836 during the six months ended December 31, 2007. The lower interest income reflects the reduced number of loans outstanding during the six months ended December 31, 2008. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of December 31, 2008 was $10,087.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $60,517 for the six months ended December 31, 2008 consisting primarily of $42,771 of professional fees related to our SEC filings, $7,000 of consulting fees paid to our officers and $1,835 of licenses and permit fees. General and administrative expenses amounted to $43,873 for the six months ended December 31, 2007 consisting primarily of $18,370 of professional fees related to our filings, $7,000 of consulting fees paid to our officers and $1,965 of licenses and permit fees.

We incurred a net operating loss of $60,686 for the six months ended December 31, 2008 as compared to $43,837 for the six months ended December 31, 2007.  The net operating loss is the result of significant general and administrative expenses including the preparation of our first annual report on Form 10-K for the fiscal year 2008 and limited revenues.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of December 31, 2008, we had an accumulated deficit of $141,145.  As of December 31, 2008 we had cash of $23,391 and  working capital of $23,785.

We have available a portion of the net proceeds from our recently completed public offering which is expected to be fully committed during the remainder of 2009.

On July 7, 2008, we secured a $150,000 line of credit to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of December 31, 2008, there was no amount due under this agreement.

We expect our loan commitments will continue to increase during the foreseeable future as a result of increasing our loan portfolio.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on the proceeds from our line of credit or future debt or equity investments to sustain our operations and implement our business plan. If our line of credit is curtailed or we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  As of December 31, 2008, our only committed source of additional capital was our line of credit facility.  Even with our line of credit, and any additional sources of capital we may secure, outside financing may not be available in the amounts or times when we require.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, additional lines of credit or debt by Tedom would increase its capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions

Since inception, we have been funded through outside capital investments.

The valuation of our common stock in both private sales and our initial public offering in early 2008 were the fair value as determined by the Board of Directors. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the times of the issuances of stock, our efforts were focused on establishing our business and the financial resources for doing so were limited.

Determining the fair value of our stock in the early stage of our business and prior to becoming listed on the OTCBB in September, 2008 required various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early development of our lending business, the net worth of the Company, the prospects for our business, the general condition of the housing market, the restricted nature of the shares being issued and the limited sources of capital available to us. The valuations of the private transactions were also influenced by arms-length negotiations between our Board and the unrelated investors. While the Board used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

Off-Balance Sheet Arrangements

Since our inception through December 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of June 30, 2008 and as of December 31, 2008, we had the following material weaknesses in our internal control over financial reporting:

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

3.	Relatively new Audit Committee. Tedom’s Audit Committee was not formed until October, 2007 and has not had the opportunity to be fully functional over an entire fiscal year period.

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

For the material weakness concerning deficiencies in the financial reporting process, we will develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures by mid 2009.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

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

We were formed in December, 2006 and have only carried on our business since January 15, 2007.  To date we have funded only 3 home improvement loans of which 2 remain outstanding. Due to this limited operating history in connection with our business plan, any prediction of future results of operation is difficult.  Our prospects must be evaluated with a view to risks encountered by a company in an early stage of development.  We can provide no assurance that we will be profitable, have a positive cash flow or otherwise be successful.

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

As a service oriented business we will hold a limited amount of tangible assets other than cash and debt receivables.  While our current cash resources, including our line of credit, are deemed sufficient to satisfy our cash requirements over the next 12 months.  We may not have sufficient working capital available to both fund ongoing operations and expand our business over the long term.

We anticipate operating losses in the future.

Until our loan portfolio reaches a size that results in loan repayments equaling or exceeding our operating expenses, we will experience continuing operating losses.  We estimate that a loan portfolio of $1,200,000 or more would generate sufficient revenues to cover our anticipated operating expenses.  Consequently, unless and until our portfolio of performing loans exceeds approximately $1,200,000, we will continue to realize operating losses.

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

We will often make loans secured by a second or third trust deed on a residential property.  Typically the first trust deed will relate to the initial purchase of the home or building and will cover a substantial loan amount.  As a holder of a second or third trust deed, in case of a default, we will not recover any proceeds from the sale of the underlying home unless and until each superior trust deed is fully satisfied which would include any unpaid principal, interest and collection costs.  After all superior loans are paid in full, there may be insufficient proceeds from the sale of the residential property to fully repay the principal and interest secured by second or third trust deeds.

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

The possibility that a loan may be defaulted can depend on a number of factors including the state of the economy, unemployment rates, interest rates and residential valuations.  In an economic recession with  increasing unemployment, the likelihood of a home owner defaulting on his or her home improvement loan increases. In a housing slump, such as the current housing market, declining home valuations and slower housing turnover are typical which could result in increased mortgage delinquencies. Furthermore, mortgage loans with adjustable rates could readjust to higher interest rates which can cause an increase in mortgage delinquencies or defaults. Many of these factors will be difficult to assess at the time home improvement loans are made or could substantially change over a short period of time.  Due to our limited loan portfolio, a default or underperformance of one or more loans could have a material adverse effect on our business and revenues.

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

Since we plan to invest a substantial portion of our assets in loans made for the improvement or addition of residential and commercial property, we are indirectly subject to the risks particular to home improvement loans.  In many cases, a borrower will be required to obtain necessary permits from local, state and federal governmental and quasi-governmental agencies, such as home owner associations, unanticipated assessments related to utilities and infrastructure could occur in the approval process.

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

Tedom Capital, Inc.

Dated: February 13, 2009	/s/ Eric Grunfeld
Eric Grunfeld
Chief Executive Officer

Dated: February 13, 2009	/s/ Jason Weilert
Jason Weilert
Chief Financial Officer