Form 10-Q
period 2009-03-31
Tedom Capital, Inc.
filed 2009-05-06
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148516

TEDOM CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8235863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15332 Antioch St., Suite 448, Pacific Palisades, California	90501
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number:	(310) 335-5460

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes     X         No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes _____     No     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes _____     No     X

As of May 5, 2009, the registrant had outstanding 7,595,505 shares of its $.001 par value common stock (its only class of common stock).

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$12,125	$78,475
Loans held for investment, current portion	1,187	1,491
Prepaid loan costs	328	360
Prepaid expenses	1,165	5,775
TOTAL CURRENT ASSETS	14,805	86,101

LOANS HELD FOR INVESTMENT, LONG-TERM	8,664	9,038

TOTAL ASSETS	$23,469	$95,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$3,431	$2,936
TOTAL LIABILITIES	3,431	2,936

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	166,866	165,066
Accumulated deficit	(154,424)	(80,459)
TOTAL STOCKHOLDERS’ EQUITY	20,038	92,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,469	$95,139

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

INTEREST INCOME, NET	$313	$389	$944	$1,225

GENERAL AND ADMINISTRATIVE EXPENSES	13,592	33,523	74,109	77,396

NET OPERATING (LOSS)	(13,279)	(33,134)	(73,165)	(76,171)

OTHER (EXPENSE)
Beneficial
conversion cost	-	(13,333)	-	(13,333)

(LOSS) BEFORE INCOME TAXES	(13,279)	(46,467)	(73,165)	(89,504)

Income tax expense	-	-	800	800

NET (LOSS)	$(13,279)	$(46,467)	$(73,965)	$(90,304)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	7,050,721	7,595,505	5,983,148

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Stockholders’ Equity

Balance, June 30, 2008	7,595,505	$7,596	$165,066	$(80,459)	$92,203

Contribution of rent	-	-	1,800	-	1,800

Net loss for the nine months
Ended March 31, 2009	-	-	-	(73,965)	(73,965)

Balance, March 31, 2009	7,595,505	$7,596	$166,866	$(154,424)	$20,038

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(73,965)	$(90,304)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Beneficial conversion cost	-	13,333
Common stock issued for services	-	3,000
Common stock issued for interest expense	-	203
Rent contributed by stockholder	1,800	2,129
Changes in operating assets and liabilities:
Prepaid loan costs	32	(61)
Prepaid expenses	4,610	244
Accrued expenses	495	5,075
NET CASH USED BY OPERATING ACTIVITIES	(67,028)	(66,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	-	(13,491)
Repayment of loans	678	12,655
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	678	(836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	-	45,000
Proceeds from issuance of debt	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	65,000

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(66,350)	(2,217)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	78,475	4,442
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$12,125	$2,225

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$800

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and basis of preparation

Tedom Capital, Inc. (the "Company") was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans, typically secured by a deed of trust on the improved property.  From inception through March 31, 2009, the Company has made three home improvement loans.

The accompanying interim financial statements for the nine months ended March 31, 2009 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the nine months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

Determination of Fair Value

At March 31, 2009, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at March 31, 2009:	Level 1	Level 2	Level 3	Total carrying value

Nonrecurring:
Loans held for sale	-	-	11,780	9,851

Total assets at fair value	$-	$-	$11,780	$9,851

3.   Loans held for investment

At March 31, 2009, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$9,851	100%	10% - 10.7%	10.6%	5.2 – 5.9	5.3
Unamortized Loan Costs	-	328	-	-	-	-	-
Total	2	$10,179	100%	10% - 10.7%	10.6%	5.2 – 5.9	5.3

No security is available on the unsecured loans.

4.   Line of Credit

On July 7, 2008 the Company obtained a $150,000 line of credit from an unaffiliated third party bank. The line of credit bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital.

 TEDOM CAPITAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

5.   Related party transactions

During the nine months ended March 31, 2009 the Company paid its Chief Executive Officer, Mr. Eric Grunfeld, and its Chief Financial Officer, Mr. Jason Weilert, $4,500 and $4,500, respectively for services provided to the Company.

Through February 2008, the Company has shared office space with Mr. Eric Grunfeld at $250 per month.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the nine months ended March 31, 2009 and 2008 was $1,800 and $2,129, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like Tedom Capital, Inc. (referred to as “Tedom” “our” “we” or “us”) “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Tedom’s expressed expectations because of risks and uncertainties about the future.  Tedom does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Tedom’s business are discussed throughout this Form 10-Q and should be considered carefully.

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

Business Operations Overview

Loan and Portfolio Summary

As of March 31, 2009, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $13,491. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at March 31, 2009.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$9,851	100%	10% - 10.7%	10.6%	5.2 – 5.9	5.3

TOTAL	2	$9,851	100.00%	10% - 10.7%	10.6%	5.2 – 5.9	5.3

No security is available on the unsecured loans.
As of March 31, 2009, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of March 31, 2009.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$9,851	100

TO TOTAL	2	$9,851	100%

As of March 31, 2009, we had no loans that were non-performing.

Results of Operation

Three-Month Periods Ended March 31, 2009 and 2008

During the three months ended March 31, 2009 we recognized a total of $313 of interest income as compared to $389 during the three months ended March 31, 2008.  The reduction in interest income is due to having three outstanding loans during the quarter ended March 31, 2008 compared to only two loans outstanding during the same quarter of 2009. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of March 31, 2009 was $9,851.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $13,592 for the three months ended March 31, 2009 consisting primarily of $5,338 of professional fees related to the preparation of our first annual report on Form 10-K for the fiscal year ended June 30, 2008, $3,000 of consulting fees paid to our officers and $1,000 of licenses and permit fees. General and administrative expenses amounted to $33,523 for the three months ended March 31, 2008 consisting primarily of $24,053 of professional fees related to our Form SB-2 registration statement, $5,496 of consulting fees paid to our officers and $2,927 of licenses and permit fees. During the three months ended March 31, 2008, we recorded a beneficial conversion cost in the amount of $13,333 relating to convertible debt.

We incurred a net operating loss of $13,279 for the three months ended March 31, 2009 as compared to $46,467 for the three months ended March 31, 2008.  The net operating loss incurred for the quarter ended March 31, 2008 is the result of significant general and administrative expenses relating to the preparation of our registration statement on Form SB-2 and limited revenues.

Nine-Month Periods Ended March 31, 2009 and 2008

During the nine months ended March 31, 2009 we recognized a total of $944 of interest income as compared to $1,225 during the nine months ended March 31, 2008. The lower interest income reflects the reduced number of loans outstanding during the nine months ended March 31, 2009.

General and administrative expenses amounted to $74,109 for the nine months ended March 31, 2009 consisting primarily of $48,109 of professional fees related to our SEC filings, $10,000 of consulting fees paid to our officers and $2,835 of licenses and permit fees. General and administrative expenses amounted to $77,396 for the nine months ended March 31, 2008 consisting primarily of $51,718 of professional fees related to our SEC filings, $15,048 of consulting fees paid to our officers and $4,892 of licenses and permit fees.

We incurred a net operating loss of $73,695 for the nine months ended March 31, 2009 as compared to $90,304 for the nine months ended March 31, 2008.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of March 31, 2009, we had an accumulated deficit of $154,424.  As of March 31, 2009 we had cash of $12,125 and working capital of $11,374.

We have available a portion of the $107,725 gross proceeds from our initial transfer of our registered public offering.  The remaining 1,569,180 shares available in the registered public offering are expected to be fully committed during the remainder of 2009. Additionally, we secured a $150,000 line of credit during July 2008 to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of March 31, 2009, there was no amount due under this line of credit agreement.

We expect our loan commitments will continue to increase during the foreseeable future as a result of increasing our loan portfolio.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on the proceeds from our registered public offering, our line of credit or future debt or equity investments to sustain our operations and implement our business plan. If our line of credit is curtailed or we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  As of March 31, 2009, our only committed source of additional capital was our line of credit facility.  Even with our line of credit, and any additional sources of capital we may secure, outside financing may not be available in the amounts or times when we require.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, additional lines of credit or debt by Tedom would increase its capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Determining the fair value of our stock in the early stage of our business and prior to commencing quotation on the OTC Bulletin Board in September, 2008 required various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early development of our lending business, Tedom’s net worth, the prospects for our business, the general condition of the housing market, the restricted nature of the shares being issued and the limited sources of capital available to us. The valuations of the private transactions were also influenced by arms-length negotiations between our Board of Directors and the unrelated investors. While the Board of Directors used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 4T.    Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.

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

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of June 30, 2008 and as of March 31, 2009, we had the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, we are working to implement the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties, we intend to raise sufficient funds during the current fiscal year to hire an additional experienced accounting person to better monitor, maintain and assist the CFO in our internal accounting and financial reporting functions and increase the frequency of reconciliation of significant accounts.

For the material weakness concerning deficiencies in the financial reporting process, we are working to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures by mid 2009.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended March 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

Other than the items identified above, no change in Tedom’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Tedom’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

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

Risks Related to our Business and Operations.

Due to our limited operating history we have generated only limited revenues and no profits from our current business operations, consequently our long term viability cannot be assured.  We were formed in December, 2006 and have only carried on our business since January 15, 2007.  To date we have funded only three home improvement loans of which two remain outstanding. Due to this limited operating history in connection with our business plan, any prediction of future results of operation is difficult.  Our prospects must be evaluated with a view to risks encountered by a company in an early stage of development.  We can provide no assurance that we will be profitable, have a positive cash flow or otherwise be successful.

Need for Outside Capital.  Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources and attain profitable operations.  To date, we have funded our current operations with proceeds from the sale of equity. Proceeds from our equity financings are not sufficient to sustain our operations or fund our long term capital needs.  Consequently, we may require additional capital to maintain business operations and satisfy our long term capital needs.  Other than our line of credit, we do not have any commitments to provide additional capital from third parties.  Additional financing, if needed may not be available to us in the desired amounts or on favorable terms, if at all.

Our current assets are not sufficient to satisfy our foreseeable cash requirements. As a service- oriented business, we will hold a limited amount of tangible assets other than cash and debt receivables.  While our current cash resources, including our line of credit, are deemed sufficient to satisfy our cash requirements over the next 12 months.  We may not have sufficient working capital available to both fund ongoing operations and expand our business over the long term.

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

Risks Related To Home Improvement Loans.

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

Our loan’s deed of trust will typically be subordinated to other debt secured by the property.
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

Some loans may be unsecured which increases the risk of loss or extended terms, as personal assets and income of the borrower may be insufficient to repay the loan in full or on time.  We will make unsecured loans based on a borrower’s credit history.  An unsecured loan carries the additional risk that if a default should occur, we will have only the borrower’s personal assets and salary from which to seek repayment.  We would have no right to force repayment from the sale of the residential property. It is likely that such personal assets and income would be insufficient to repay our loan in full with interest, or in a timely manner, which would result in our sustaining a loss or extended terms on our investment.

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

We will have to compete with many mortgage lenders in a market of fewer borrowers which will make finding suitable equity loans more difficult.  The mortgage lending business is highly competitive and we compete for the availability of home improvement loans with many other persons, entities, institutional lenders and others engaged in the mortgage lending business that may have greater financial resources and experience.  In addition, in a period of flat or declining home values, fewer homeowners may be willing or able to secure additional home equity loans for home improvement or for any other purpose. Consequently, it may be more difficult for us to find suitable investment opportunities in the future.

Our loan interest rate is not adjustable and could result in below market rates.   The interest rates on our loans are not adjustable to current mortgage interest rates which are subject to abrupt and substantial fluctuations.  If prevailing interest rates rise above the average interest rate that our loan portfolio earns, our operations will be adversely affected.  Higher interest rates may have a chilling effect on the real estate market that, in turn, may result in poorer operating results.

Absence of mortgage insurance to cover diminution of property value.  Many lenders require a borrower to acquire mortgage insurance which would offer some protection against a loss in case of a foreclosure on a loan encumbering property with insufficient equity to repay all sums owed.  We typically do not require a borrower to obtain mortgage insurance.  Consequently, we would not have insurance protection if there is an equity deficiency in the property securing our loan.

We are subject to extensive state regulation. The mortgage lending business is highly regulated.  Our current business in California is regulated by the Department of Real Estate.  Other states have differing regulations and rules that govern the activities of lenders who make loans to borrowers within that state.  Our failure to comply with all such regulations and rules in California or any other state may impact our ability to fund or enforce our loans in that state.  For example, if one of our loans is found to be usurious according to state law, we may become subject to penalties and our profitability could be materially impacted.

Limited property insurance coverage could reduce our return on investment.  Although we require each borrower to maintain comprehensive title, fire and casualty insurance on the properties securing our loans, and may arrange for earthquake insurance depending upon the relevant circumstances, losses resulting from acts of terrorism, war, earthquakes, floods, mudslides, other natural disasters or similar events are either uninsurable or not economically insurable.  In the event that the property, including any improvements on the property, securing one of our loans suffers losses resulting from one or more of these uninsured events, or such insurance is inadequate to cover rebuilding of a substantially similar home, we will experience a significant decrease in the value of our security interest and, as a result, may suffer a loss of principal and interest on the loan.

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

Failure a contractor to complete a project would place our loans in jeopardy.  Since our loans will be made primarily for home or building improvements, the failure of one or more contractors to complete the improvements in a timely and satisfactory manner could jeopardize the timely repayment of our loans by the borrower.  To mitigate this potential problem, we will make loans at or near the beginning of a project but will not fund the loan until designated progress goals are met or the completion of the project occurs. In addition, we will require the borrower’s acceptance of the work performed. Despite these precautions, if improvement projects are not completed in a timely manner, if project costs exceed those budgeted or if work performed is unsatisfactory to the homeowner, the status of our loan and the repayment of any loan made could be adversely affected.

Item 6.    Exhibits.

The following documents are filed as exhibits to this report:

Exhibit No.	Title

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDOM CAPITAL, INC.

Dated: May 5, 2009	By:	/s/ ERIC GRUNFELD
Eric Grunfeld, Chief Executive Officer

Dated: May 5, 2009	By:	/s/ JASON WEILERT
Jason Weilert, Chief Financial Officer