Form 10-K
period 2009-06-30
Tedom Capital, Inc.
filed 2009-09-11
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-148516

TEDOM CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8235863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5699 Kanan Road, #251, Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:        (310) 335-5460

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of such common equity as of December 31, 2008, as reported by the OTC Bulletin Board, was approximately $1,300,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of  September 11, 2009 (the latest practicable date), the registrant had outstanding 7,595,505 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and other reports filed by Tedom Capital, Inc. (sometimes referred to as “Tedom Capital,” the “Company,” “us,” “we” or “our”) from time-to-time with the Securities and Exchange Commission (collectively the “Filings”) contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.  When used in the Filings, the words “anticipate,” “believe,” “estimate,”  “expect,” “future,” “intend,” “plan” or the negative of those terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company's industry, operations and results of operations and any businesses that may be acquired by the Company.  Should one or more of those risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

PART I

ITEM 1.  BUSINESS.

Corporate Background.

Tedom Capital, Inc. was incorporated in the state of Delaware on December 26, 2006.  On January 15, 2007, we commenced operation of our business.  Eric Grunfeld established the initial concept for our business and was our sole officer and director until January 15, 2007, at which time Jason Weilert was appointed the Company’s Chief Financial Officer.

Business of Tedom Capital.

Our business primarily focuses on mortgage-backed loans to customers/clients of building contractors and home improvement companies (“Contractors”).  Through our contacts and connections with Contractors, we have loaned capital to the Contractor’s customer/client (“Borrower”) after the Contractor has been engaged and has received approval for work to be performed on the client’s home.  Our typical clients will be those that need home improvements, but cannot afford to pay the full amount of the home improvement work and wish to borrow funds to pay for such improvements.  Such loans may be unsecured or secured by their residential property.  From inception, we have made three home improvement loans in the aggregate principal amount of $24,991.

Business.

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

Our typical loan for the improvement work will vary between $5,000 to $35,000—with most of the loans expected to be in the $10,000 to $15,000 range.  The interest rate and term of the loan depends on the credit score and how much equity the borrower has in their house or building.  Our loans will typically be for terms of 3 to 7 years.  Our loans are typically unsecured.  Due to the risks associated with unsecured loans, the interest rates on our loans will generally range between 7.0% to 12.5% which is usually higher than the then current LIBOR rate applicable to first mortgages.  Our current practice is to disburse the entire loan proceeds to the Contractor after all work has been completed and accepted by the homeowner.

Lending Process.

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

A client and contractor will typically begin the process by negotiating and preparing an estimate for work to be performed on the client’s home. If the client needs to borrow money to pay for the work, the contractor will refer the client to us.  Once a potential borrower is referred to us for financing, we conduct due diligence with respect to the prospective borrower and the proposed collateral and, in the case of making a mortgage loan, will negotiate the terms of the loan. As part of this process, we verify whether our lending standards and policies have been satisfied. Although we generally limit the negotiation of our home improvement loans to the amount, term and interest rate of loan, we may negotiate other terms and conditions on a case-by-case basis. Once the terms of the loan are finalized, we formally approve the loan and prepare the necessary documentation through our main offices. In terms of the funding of each mortgage loan, once the title company designated by us has received all of the relevant documentation, and substantially all of the home improvement project has been completed we disburse the funds to the contractor.

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

●
Appraisal Report.  We will pay to have the property appraised by an independent property appraiser.  The appraisal must meet our loan-to-value criteria set forth below under “Investment Guidelines.”  We may approve loans on an unsecured basis in which case no appraisal report would be required.

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

Loan Terms.

As part of the terms of our home improvement loans, borrowers are required to make their monthly loan payments directly to us. In addition, borrowers submit to various conditions and features under our standard loan agreements. These conditions and features include, but are not limited to, the following:

●
Reserve Accounts. A portion of the loan amount is generally held in an interest reserve account for the benefit of the borrower. As interest on the loan accrues, interest owed to us is paid from this account until it is depleted, whereupon the borrower must pay the amounts owed out of their own funds. We also reserve the right to create other reserve accounts from undisbursed portions of the borrower’s loan to satisfy liens, pay for items that the borrower has budgeted for or pay for interest yet to accrue on the loan.

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

All aspects of the selection, due diligence, document preparation, origination, servicing and managing of or for our home improvement loans are conducted by us or our affiliates through our main offices.

Investment Guidelines.

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

●	No Loans to Officers, Directors or their Affiliates. We do not make loans to our officers, directors or to any of their affiliates.

●	Loan Diversification. As a result of the closing of our recent public offering we are in the process of diversifying our loans as follows:

➢	No loan made or purchased thereafter will exceed 15% of all of our loans outstanding at the time of the loan; and
➢	No more that 25% of our loans outstanding at any time will thereafter be made to a single borrower, together with any affiliates of such borrower.

           As of June 30, 2009, our loan portfolio consisted of two unsecured loans in the aggregate original principal amount of $13,491. On May 5, 2008, we sold the Minimum Offering amount and are required to comply with these diversification guidelines. Due to our size, if any single borrower or loan is in default, it could have a material adverse effect on our financial performance and viability.

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

Loan and Portfolio Summary.

As of June 30, 2009, our loan portfolio consisted of two unsecured loans in the remaining aggregate principal amount of $9,604. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at June 30, 2009.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates		weighted average or interest rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-		-0-	-0-	-0-
Unsecured Loans	2	$9,604	100%	10% - 10.7%	%	10.6%	3.9 – 4.9	4.8

Total	2	$9,604	100.00%	10% - 10.7%	%	10.6%	3.9 – 4.9	4.8

As of June 30, 2009, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of June 30, 2009.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$9,604	100

TOTAL	2	$9,604	100%

As of June 30, 2009, we had no loans that were non-performing. We characterize a loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if we will be unable to collect all amounts due according to the terms of the loan. When we have impaired or non-performing loans, we will evaluate the collectibility of such loans in light of the types and dollar amounts of loans in our loan portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and underlying collateral. We will then determine if the underlying values of assets securing the impaired or non-performing loans are sufficient to realize the carrying value. If such loans are sufficiently secured, we will not make an allowance for loan losses with respect to such loans. If such loan collateral is deemed to be deficient we will establish an allowance for loan losses.

Loan Repayment.

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

Credit Evaluations.

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

Sale of Loans.

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

Enforcement of Security Interests.

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

Industry Overview.

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

First mortgage loans.

Typically home improvement loans are added to a person’s first mortgage by the person’s current lender.  Most commonly the loan is extended for the remaining period of the original mortgage or a person owns their home free and clear and therefore can obtain a first mortgage for home improvement.

Second mortgage loans.

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

Home mortgage refinancing.

A person may be able to refinance their current mortgage in order to provide cash for home improvements.

Unsecured loan.

A personal loan for home improvement doesn’t require a person to have equity in their home or borrow against the value of their home.  It is an unsecured loan based solely on the borrower’s credit worthiness.

Home improvement grants.

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

Competition.

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

Regulations.

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

Leveraging the portfolio.

We may leverage our loan portfolio by obtaining a revolving credit facility from a third party lender.  The credit facility would be used primarily, but not exclusively, to fund new loan opportunities that arise during the time our then-existing loans are being repaid.  The credit facility could also be used for other purposes.  We would not be required to draw on the credit facility in order to fund monthly distributions or investor withdrawals, although we could do so in our sole discretion.  As of the date of this report, we have not entered into a binding loan agreement with any third party lender and there is no assurance that we will ever obtain a revolving credit facility or that such a credit facility, if obtained would be in place during the entire life of Tedom Capital.  If we are unable to obtain a revolving credit facility or are unable to maintain a revolving credit facility for the entire life of Tedom Capital, then we would not be able to avail ourselves of the advantages of, nor subject ourselves to the risks associated with, leveraging the loan portfolio, either during the life of Tedom Capital or during those periods that we do not have access to a revolving credit facility.

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

Environmental Issues.

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

Employees.

We currently have 2 full-time employees and 1 part-time employee. We expect to add a full-time marketing/analyst position in the near future with additional employees added as needed.

ITEM 1A.	RISK FACTORS.

             Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

             None.

ITEM 2.	PROPERTIES.

Our corporate offices are currently located at 5699 Kanan Road, #251, Agoura Hills, California 91301. Our mailing address is 15332 Antioch Street, Suite 448, Pacific Palisades, California 90272. Prior to August 1, 2009, our corporate officers were located at 1311 Sartori Avenue, Suite 11, Torrance, California 90501. That space was being provided on a rent-free basis from our President, Mr. Eric Grunfeld, and had a fair market value of $200 per month. Mr. Grunfeld had waived reimbursement of the rental expense and as such, the amount was added to additional paid-in capital. We believe our current space is adequate and plans to move to expanded office space are contingent upon expanding our business and hiring additional employees.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock.

Prior to September 4, 2008, there was no public market for our common stock.  On September 4, 2008, the Company's common stock commenced quotation on the OTC Bulletin Board under the symbol “TDOM.” The following table sets forth the quarterly high and low bid prices for the common stock as reported by the OTC Bulletin Board for the fiscal year ended June 30, 2009:

Fiscal Year 2009:	High*	Low*
First Quarter (commencing September 4, 2008)	$4.25	$0.35
Second Quarter	$4.25	$0.35
Third Quarter	$4.25	$0.35
Fourth Quarter	$4.25	$0.35

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders.

As of June 30, 2009, we had 7,595,505 shares of common stock issued and outstanding held by 62 shareholders of record.

Dividend Policy.

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

Securities Authorized for Issuance under Equity Compensation Plans.

We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Recent Sales of Unregistered Securities.

From inception to June 30, 2009, we issued the following securities pursuant to exemptions from registration under the Securities Act.

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

Tedom Capital issued a convertible promissory note in the principal amount of $20,000 on February 6, 2008.  The note bore interest at 10% per annum and was convertible into our common stock at a conversion rate of $0.15 per share.  The note was issued to one accredited investor without any public solicitation. The investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities.  The manager of the investor entity had access to information about our business and financial condition and was deemed capable of protecting its own interests.  The note was issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act.  The note was deemed to be a “restricted security” as defined in Rule 144 under the Securities Act and bore a legend limiting the resale thereof. On March 17, 2008, we issued 134,685 shares of our common stock in payment of this $20,000 convertible debt and $203 of accrued interest. The stock certificates bear a legend limiting the resale of the shares.

In May 2008, Tedom Capital sold 430,820 shares of its common stock under its registered public offering at $0.25 per share.  As of June 30, 2008 the Company had raised net proceeds of $107,022 . Costs associated with the offering totaled $45,759.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements.

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

You should be aware that our results from operations could materially be affected by a number of factors, which include, but are not limited to the following: economic and housing conditions particularly in California; the employment and credit worthiness of borrowers; competition from other lenders including credit cards and lines of credit; access to capital; and the timely repayment of loans. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

Critical Accounting Policies.

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

Revenue Recognition.

Interest income on our loans accrues by the effective interest method. Under the effective interest method, the interest income equals the carrying value of a loan at the beginning of the accounting period times the Effective Interest Rate per the loan agreement.  Interest revenue will generally be suspended when a loan is impaired or non-performing.  A loan will be considered non-performing when the payment of principal or interest is 120 days past due.  A loan will be deemed impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the terms of the loan.  We will not hold loans for resale, prepare loan documents or service any loans, but will assign impaired loans to a collection agency.  As a result, there will be no revenues from loan fees, collection fees or similar charges.

Loan Loss Reserves.

When deemed necessary, we will establish a reserve for possible credit losses on loans.  Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions.  Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve.  Subsequent recoveries of loan amounts previously charged off will be recorded as bad debt recovery income.

Value of Stock Issued for Services.

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

Results of Operations.

Operating Results for the Year Ended June 30, 2009, as compared to the Year Ended June 30, 2008.

During the year ended June 30, 2009, we recognized a total of $1,247 of interest income as compared to $1,545 during the year ended June 30, 2008.   This represents a decrease of $298.  This decrease is the result a loan being paid in full during the year ended June 30, 2008 and reducing the number of loans we were receiving revenue on to two loans during the year ended June 30, 2009 from three loans during the year ended June 30, 2008.

General and administrative expenses amounted to $88,470 for the year ended June 30, 2009 as compared to $54,763 for the year ended June 30, 2008.  This represents an increase of $33,707.  During the year ended June 30, 2009 our general and administrative expenses consisted primarily of $64,179 in professional fees, $12,000 of consulting fees paid to our officers, $5,775 of professional dues, $3,735 of licenses and permits and $2,400 of rent expense.  During the year ended June 30, 2008, our general and administrative expenses consisted primarily of $30,958 of professional fees, $12,500 of consulting fees paid to our officers and $3,981 of licenses and permit fees.

During the year ended June 30, 2008, we recorded a beneficial conversion cost in the amount of $13,333 relating to convertible debt, which is included in interest expense.

We incurred a net loss of $88,023 for the year ended June 30, 2009 as compared to a net loss of $67,554 for the year ended June 30, 2008.  The net operating loss is the result of general and administrative expenses and limited revenues during the year ended June 30, 2009 and 2008. We expect operating losses to continue until we are able to develop and increase our loan portfolio and stabilize our general and administrative expenses.

Liquidity and Capital Resources.

We have incurred losses since we began operating our business and, as of June 30, 2009, we had an accumulated deficit of $168,482.  As of June 30, 2009 we had cash of $1,253 and working capital deficit of $1,449.

In July and September of 2007 we raised proceeds of $45,000 through the private placement of 4,500,000 shares of our common stock.

In March, 2008 a $20,000 loan plus accrued interest was converted to equity.

We raised proceeds of $107,022 from the sale of shares of our common stock in May 2008, which was net of costs of $45,759.

During July 2008 we secured a $150,000 line of credit to increase our available capital to make additional home improvement loans and fund day-to-day operations. At June 30, 2009, there was $150,000 available for borrowing under this agreement.

As a result of the current economic crisis in the United States and the decline in home values, we have had difficulties finding credit-worthy homeowners with equity to whom to lend.   As a result, we have begun to pursue non-equity backed loans.  Revenues from the repayment of loans in the form of interest income and principal repayment are expected to increase in proportion to the number and size of home improvement loans made by us.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan until interest income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  During July 2008 we secured a $150,000 line of credit. As of June 30, 2009, we did not have any commitments from any source to provide additional capital.  However, subsequent to the year end, we obtained financing in the amount of $20,000 from an outside party. In the future we may wish to secure additional outside financing, which may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by the Company would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions.

Since inception, we have been funded through outside capital investments.  From inception and through June 30, 2009, we had raised $70,000 from the private sale of our common stock at a valuation of $0.01 per share.

In February, 2008, we raised an additional $20,000 pursuant to a convertible promissory note bearing interest at 10% and convertible into shares of our common stock at a conversion rate of $0.15 per share.   On March 17, 2008 this promissory note plus accrued interest was converted into 134,685 shares of our restricted common stock.

On March 12, 2008 our registered public offering of common stock commenced with a total of 2,000,000 shares of our common stock offered at $0.25 per share.  The offering closed on May 31, 2008 having raised net proceeds of $107,022 on the sale of 430,820 shares, surpassing the minimum offering requirement of $100,000 thus allowing us to transfer proceeds from the offering escrow account to our operating accounts.

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

Off-Balance Sheet Arrangements.

Since our inception through June 30, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TEDOM CAPITAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of June 30, 2009 and 2008	F-3

Statements of Operations	F-4
Years Ended June 30, 2009 and 2008

Statements of Stockholders’ Equity	F-5
Years Ended June 30, 2009 and 2008

Statements of Cash Flows	F-6
Years Ended June 30, 2009 and 2008

Notes to Financial Statements	F-7

TEDOM CAPITAL, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Tedom Capital, Inc:

We have audited the accompanying balance sheets of Tedom Capital, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Farber Hass Hurley LLP
Camarillo, California

August 31, 2009

TEDOM CAPITAL, INC.
BALANCE SHEETS
	June 30, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$1,253	$78,475
Loans held for investment, current portion	1,575	1,491
Prepaid loan costs	316	360
Prepaid expenses	48	5,775
TOTAL CURRENT ASSETS	3,192	86,101

LOANS HELD FOR INVESTMENT, LONG-TERM	8,029	9,038

TOTAL ASSETS	$11,221	$95,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Line of credit	$-	$-
Accrued expenses	4,641	2,936
TOTAL LIABILITIES	4,641	2,936

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	167,466	165,066
Accumulated deficit	(168,482)	(80,459)
TOTAL STOCKHOLDERS’ EQUITY	6,580	92,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,221	$95,139

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
STATEMENTS OF OPERATIONS

	2009	2008

INTEREST INCOME, NET	$1,247	$1,545

GENERAL AND ADMINISTRATIVE EXPENSES	88,470	54,763

NET OPERATING LOSS	(87,223)	(53,218)

OTHER (EXPENSE)
Beneficial conversion cost	-	(13,536)

LOSS BEFORE INCOME TAXES	(87,223)	(66,754)

Income tax expense	800	800

NET LOSS	$(88,023)	$(67,554)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	6,342,585

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2007	2,500,000	$2,500	$23,875	$(12,905)	$13,470

Issuance of common stock for
Cash, net of offering costs of $45,759	4,930,820	4,931	102,091	-	107,022

Issuance of common stock for
Services	30,000	30	2,970	-	3,000

Issuance of common stock for
Debt	134,685	135	20,068	-	20,203

Beneficial conversion cost	-	-	13,333	-	13,333

Contribution of rent	-	-	2,729	-	2,729

Net loss for the year ended
Ended June 30, 2008	-	-	-	(67,554)	(67,554)

Balance, June 30, 2008	7,595,505	$7,596	$165,066	$(80,459)	$92,203

Contribution of rent	-	-	2,400	-	2,400

Net loss for the year ended
Ended June 30, 2009	-	-	-	(88,023)	(88,023)

Balance, June 30, 2009	7,595,505	$7,596	$167,466	$(168,482)	$6,580

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(88,023)	$(67,554)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Beneficial conversion cost	-	13,536
Common stock issued for services	-	3,000
Rent contributed by stockholder	2,400	2,729
Changes in operating assets and liabilities:
Prepaid loan costs	44	(52)
Prepaid expenses	5,727	(5,531)
Accrued expenses	1,705	1,136
NET CASH (USED) BY OPERATING ACTIVITIES	(78,147)	(52,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans held for investment	-	(13,491)
Repayment of loans	925	13,238
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	925	(253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs of $45,759	-	107,022
Proceeds from issuance of debt	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	127,022

NET INCREASE (DECREASE) IN CASH
	(77,222)	74,033
CASH
AT THE BEGINNING OF THE PERIOD	78,475	4,442
CASH
AT THE END OF THE PERIOD	$1,253	$78,475

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$800

Non-Cash Investing and Financing Activities:

Conversion of note payable into common stock	$-	$20,203

The accompanying notes are an integral part of the financial statements.

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Organization and basis of preparation

Organization

Tedom Capital, Inc. (the "Company") was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans. From inception through June 30, 2009, the Company has made three home improvement loans.

The Company has evaluated subsequent events through September 8, 2009, the date these consolidated condensed financial statements were issued.

2.	Significant accounting policies

Concentration Risk

Loans held for investment are unsecured at June 30, 2009.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At June 30, 2009 there were no cash equivalents. The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107),"Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of financial instruments consisting of cash, prepaid loan costs, prepaid expenses, and accrued expenses approximates fair value based upon the nature of the assets and liabilities and are considered Level 1 assets or liabilities as discussed further in Note 3 .Other financial instruments which include loans held for investment are  discussed in Note 3.

Recent accounting pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending June 30, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company included the required disclosures in its quarter ending June 30, 2009.

Effective January 1, 2009, the Company adopted Financial Accounting Standard Board’s (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statement- an Amendment of ARB No. 51.”  FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168.  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF), and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities. The Company does not have any assets that it currently carries at fair value.

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

3.	Fair Value of Assets and Liabilities

Determination of Fair Value

At June 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only as discussed under “Financial Instruments” in Note 1 above and as described below.

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

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loans Held for Investment. Market prices are not available for the Company's loans held for investment, nor are market prices of similar loans available. The Company assessed that the fair value of this asset approximates its carrying value due to its short-term nature, the stated interest rate of the loans and the credit-worthiness of the borrowers at the time the loan was made and based on their payment history to date.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following table presents the fair value of financial instruments as of June 30, 2009, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy described above.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for investment	$-	$-	$9,604	$9,604

Total assets at fair value	$-	$-	$9,604	$9,604

4.	Loans held for investment

At June 30, 2009, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$9,604	100%	10% - 10.7%	10.6%	3.9 – 4.9	4.76
Unamortized Loan Costs	-	316	-	-	-	-	-
Total	2	$9,920	100%	10% - 10.7%	10.6%	3.9 – 4.9	4.76

No security is available on the unsecured loans.

5.	Line of credit

On July 7, 2008 the Company obtained a $150,000 line of credit from an unaffiliated third party bank. The line of credit bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital and has a $0 balance as of June 30, 2009.

6.	Related party transactions

Through February 2008, the Company has shared office space with Mr. Eric Grunfeld at $250 per month on a month-to-month basis.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month on a month-to-month basis.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for the years ended June 30, 2009 and 2008 was $2,400 and $2,729, respectively.

7.	Provision for income taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $35,635, as of June 30, 2009, which is calculated by multiplying a 22% estimated tax rate by the cumulative net operating losses of $161,978.  The total valuation allowance is a comparable $35,635 and has increased $11,887 during the year ended June 30, 2009.

Below is a chart showing the estimated federal net operating losses and the year in which they will expire.

YEAR	AMOUNT	EXPIRATION

2009	$85,623	2029
2008	$64,825	2028
2007	$11,530	2027
Total	$161,978

8.	Stockholders’ equity

On July 3, 2007, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000 cash.

On September 19, 2007, the Company issued 3,500,000 shares of its common stock to an unrelated party in exchange for $35,000 cash.

On October 17, 2007, the Company issued 10,000 shares of its common stock to Mr. Eric Grunfeld, CEO and Director, 10,000 shares to Mr. Jason Weilert, CFO and Director and 10,000 shares to Mr. Jonathan Jeffers, Director, for services rendered to the Company.  The shares were valued at $0.10 per share, , for a total of $3,000.

On March 17, 2008, the Company issued 134,685 shares of its common stock in payment of $20,000 convertible debt and $203 accrued interest.  The shares were valued at $0.15 per share.

In May 2008, the Company sold 430,820 shares of its common stock under its registered public offering at $0.25 per share.  As of June 30, 2008 the Company had raised net proceeds of $107,022. Costs associated with the offering totaled $45,759.

9.	Subsequent event (unaudited)

On July 15, 2009, the Company borrowed $20,000 from Ameris, LLC (the “Lender”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “Note”) issued to the Lender. The Note is due and payable on July 15, 2010 (the “Maturity Date”); provided, however, that if the Company completes a registered public offering prior to the Maturity Date: (i) the Company has the right to prepay (without penalty) all or any portion of the Note out of the proceeds of the registered public offering and (ii) the Lender has the right (but not obligation) to demand immediate payment of the entire amount of the Note out of the proceeds of the registered public offering.  The Maturity Date of the Note is subject to acceleration (at the Lender’s election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the Maturity Date, the Lender has the right to convert all or any part of the principal and/or accrued interest of the Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Lender.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

ITEM 9A (T) CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during last fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors.

Name	Age	Position	Director Since

Eric Grunfeld	34	President, Secretary and Director	2007

Jason Weilert	34	Chief Financial Officer and Director	2007

Jonathan Jeffers	29	Director	2007

Eric Grunfeld founded and has served as the President and Chairman of the Board of Directors of Tedom Capital since it commenced business in early 2007.  From early 2005 to 2006, Mr. Grunfeld was an associate at Kann Capital, a Los Angeles-based investment banking firm specializing in mergers, acquisitions and corporate finance.  From 2003 to 2005, Mr. Grunfeld served as Vice President of Operations at South Lake Financial, a Southern California mortgage lender specializing in both residential and commercial loans.  From 1999 to 2002, Mr. Grunfeld acted as a management consultant at Pricewaterhouse Coopers in New York City where he was responsible for gathering, analyzing and conveying financial and market data to Client Management.  Mr. Grunfeld also serves as a member of the Beverly Hills division of Toastmasters (a speech and debate club).  Mr. Grunfeld earned his bachelor's degree at Yeshiva University, School of Business obtained his Master of Business Administration at Pepperdine University, The George L. Graziadio School of Business and Management.

Jason Weilert, an experienced accounting and finance professional, joined Tedom Capital since it commenced business in 2007 as Chief Financial Officer and was appointed to the Board of Directors on October 17, 2007.  Since January 2007, Mr. Weilert has simultaneously served as our CFO and as a Senior Accountant for Viking River Cruises, the world's largest river cruise operator.  From June 2005 to December 2006, he worked on the finance team at Ownit Mortgage Solutions, a sub-prime mortgage lender.  Before this, he served as a tax accountant and business manager at the CPA firm, Schuch, Bagley & Associates from January 2004 to June 2005.  From June 2001 to December 2003, Mr. Weilert served as a manager with Informa Research Services, a financial market research firm.  In April 2009, Mr. Weilert obtained his Real Estate Salespersons License in the state of California.  Mr. Weilert earned his bachelor's degree at University of California, Santa Barbara and earned a certificate in accounting from UCLA Extension.  He is currently seeking his CPA certification.

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

Directors serve for a one-year term.  Our Bylaws currently provide for three to six directors.  Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.  There is no family relationship between any director or executive officer of the Company.

Corporate Governance.

Our Board of Directors has three directors and has established an Audit Committee, as its sole standing committee.  Our Board of Directors does not have an executive committee or any committee performing similar functions.  We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent, however, the Board of Directors has determined that one of our directors, Mr. Jeffers, is “independent” under the definition set forth in the listings of the NASDAQ Stock Market, Inc., which is the definition our Board of Directors has chosen to use for the purposes of determining independence.  In addition, our Board of Directors has determined that only one member of its Audit Committee, meets the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc.  Consequently, we do not yet meet the criteria of independence for all audit committee members set forth in the Exchange Act including the rules and regulations promulgated under the Exchange Act.

Board Meetings and Committees.

Our Board of Directors held no formal meetings between July 1, 2008, and June 30, 2009, and acted by unanimous written consent on one occasion. Each director during the period participated in at least 75% or more of the aggregate number of the meetings of the Board of Directors held during the time that person was a director and any committee on which he served.

Audit Committee.

The Audit Committee of our Board of Directors consists of Mr. Jeffers (who serves as chairman) and Mr. Weilert.  The Audit Committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.   Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested “audit committee financial expert” under the federal securities laws.  We hope to be able to have a fully independent Audit Committee by the end of 2009.

Compensation and Nominating Committees.

We currently have no compensation or nominating committee or other Board of Directors committee performing equivalent functions. Currently, all members of our Board of Directors participate in discussions concerning executive officer compensation and nominations to the Board of Directors.

Stockholder Communication Policy.

Stockholders may send communications to the Board of Directors or individual members of the Board of Directors by writing to them, care of Secretary, Tedom Capital, Inc., 15332 Antioch Street, Suite 448, Pacific Palisades, California 90272, who will forward the communication to the intended director or directors.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark “CONFIDENTIAL” on any envelope or package submitted or, if an e-mail communication, request the Director’s personal e-mail address to send your communication rather than the Company’s e-mail address.

Code of Business Conduct and Ethics.

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Tedom Capital.  We will provide any person, without charge, a copy of this Code.  Requests for a copy of the Code may be made by writing to Tedom Capital, Inc., 15332 Antioch Street, Suite 448, Pacific Palisades, California  90272,  Attention: Secretary.

ITEM 11.	EXECUTIVE COMPENSATION.

Section 16(a) Beneficial Ownership Reporting Compliance.

We are not currently required to comply with Section 16(a) of the Exchange Act.

The following table sets forth the compensation of our executive officers during the last three complete fiscal years ended June 30, 2009. No officers or directors received annual compensation in excess of $100,000 during the last completed fiscal year.

Summary Compensation Table

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Eric Grunfield (President, Secretary, Director)	2009 2008 2007(1)	6,000 6,500 1,800	-0- -0- -0-	-0- 1,000(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	6,000 7,500 1,800
Jason Weilert (Chief Financial Officer, Director)	2009 2008 2007(1)	6,000 6,000 2,250	-0- -0- -0-	-0- 1,000(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	6,000 7,000 2,250
_______________________
(1)	For the period December 26, 2006 (formation) to June 30, 3007.
(2)	Represents a stock award of 10,000 shares of restricted common stock valued at $0.10 per share.

Employment and Consulting Agreements.

We do not have any written employment or consulting agreements.

On January 16, 2007 we retained the services of a marketing consultant to assist with client generation.  As of July 1, 2007, we commenced paying $300 per month for her consulting services.   The consultant had been paid $3,300 during the years ended June 30, 2009 and 2008. These services are rendered on a month-to-month basis, and either party has the right to terminate the services at any time for any reason.

Stock Option Plans.

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.  However, we intend to adopt an incentive and non-statutory stock option plan during the fiscal year ending June 30, 2010.

Employee Pension, Profit Sharing or other Retirement Plans.

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Directors’ Compensation.

The following table sets forth the compensation of Tedom Capital's directors paid during the fiscal year 2009 for services as a director.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Eric Grunfield(1)	-	-	-	-	-	-	-
Jason Weilert(1)	-	-	-	-	-	-	-
Jonathan Jeffers(1)	-	-	-	-	-	-	-

(1) Officers are not separately compensated as a director. This table does not include compensation earned by a named individual as an officer or employee of Tedom Capital.

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy during the 2009 fiscal year.  We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Limitation of Liability and Indemnification Matters.

Tedom Capital's Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by Tedom Capital in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such  amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by Tedom Capital as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators.  These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only of approved by the court in which the action was pending.  Any other indemnification shall be made only after the determination by Tedom Capital's Board of Directors (excluding  any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders who were parties to such action) to provide such indemnification. Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "1933 Act") may be permitted to directors, officers and controlling persons of Tedom Capital pursuant to the foregoing provisions, or otherwise, Tedom Capital has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the 1993 Act and is, therefore, enforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of August xx, 2009, the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address	Position	Number of Shares Owned Beneficially	Percentages Beneficially Owned

Common	Eric Grunfeld President, 15332 Antioch St., Suite 448, Pacific Palisades, CA 90272	President, Secretary and Director	10,000	*

Common	Jason Weilert 15332 Antioch St., Suite 448, Pacific Palisades, CA 90272	Chief Financial Officer and Director	10,000	*

Common	Jonathan Jeffers, 1203 Ruffin Street, Ste. F-5 Durham, NC 27701	Director	10,000	*

	All Executive Officers and Directors as a group (3 people)		30,000	*

Stockholders owning 5% or more of outstanding stock

Common	Naven Properties, LLC Carla Haskell, Manager 2620 South Maryland Parkway, Ste 847 Las Vegas, NV 89109	7,000,000	92.16%

*   Represents less than 1% of outstanding shares.

Controlling Stockholder of Tedom Capital.

Through August 31, 2009, we have issued 7,000,000 shares of our common stock to Naven Properties, LLC, representing 92% of the outstanding shares of stock.  Consequently, the manager of Naven Properties, LLC, will be able to elect all the directors of Tedom Capital and approve or disapprove any corporate action requiring stockholder approval.  While the manager does not intend to seek any change in our current management or business operations, the manager could require us to make changes in the future should the manager choose to do so.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Through February 1, 2008, the Company had shared office space with its President, Mr. Eric Grunfeld at a monthly rental rate of $250 per month.  Mr. Grunfeld waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  On February 4, 2008 we moved into new executive office space located in Torrance, California. While the market rental rate for this space is $200 per month, the lessor has agreed to waive all rent for the foreseeable future and until our cash flow permits such payments.  While the lessor is not related to Tedom Capital or any of its officers or directors, he does nevertheless wish to help Tedom Capital with this oral rental arrangement which has been provided by the lessor as an accommodation to assist us in the early stage of our business development.  Waived rental expense will be reflected as additional paid-in capital. On August 1, 2009, we moved into new office space located in Agoura Hills, California.  While the market rental rate for this space is $200 per month, the lessor has agreed to waive all rent for the foreseeable future and until our cash flow permits such payments.  Rent expense for the years ended June 30, 2009 and 2008 was $2,400 and $2,729, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $29,901 and $23,783 for the years ended June 30, 2009 and 2008, respectively.

Tax Fees.

The aggregate fees billed for tax compliance matters were $-0- for the years ended June 30, 2009 and 2008.

All Other Fees.

We did not incur any fees for other professional services rendered by our independent auditors during the years ended June 30, 2009 and 2008.

Pre-Approved Policies and Procedures.

Prior to retaining our principal accountants to provide services in the current fiscal year (beginning July 1, 2009), the Audit Committee will first review and approve the accountants fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) will be broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. Our pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of our principal accountants for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements are filed as part of this report:

Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s financial statements and notes thereto included with this report on Form 10-K.

(b)	No financial statement schedules are filed as part of this report.

(c)	The following exhibits are filed as part of this report:

Reference is made to the attached Exhibit Index for a listing of the exhibits included with this report on Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS HICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company has not provided any annual report or proxy materials to its security holders within the Company’s last fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDOM CAPITAL, INC.

Date: September 11, 2009	By:	/s/ Eric Grunfeld
Eric Grunfeld, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Grunfeld Eric Grunfeld	President, Secretary and Director	September 11, 2009

/s/ Jason Weilert Jason Weilert	Chief Financial Officer and Director	September 11, 2009

/s/ Jonathan Jeffers Jonathan Jeffers	Director	September 11, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation. (1)

3.3	Bylaws. (1)

4	Form of Subscription Agreement. (2)

10.1	Promissory Note dated February 14, 2007, in the principal amount of $11,500. (1)

10.2	Promissory Note dated May 19, 2007, in the principal amount of $10,491. (1)

10.3	Promissory Note dated February 7, 2008, in the principal amount of $3,000. (2)

10.4	Convertible 10% Promissory Note dated July 15, 2009, in the principal amount of $20,000

14	Code of Business Conduct and Ethics. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

(1)	Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-148516) filed with the Securities and Exchange Commission on January 8, 2008.

(2)	Incorporated by reference from Amendment No.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-148516) filed with the Securities and Exchange Commission on February 20, 2008.