Form 10-Q
period 2009-09-30
Tedom Capital, Inc.
filed 2009-11-04
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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
Yes     X       No______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes    X      No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____                                                                        Accelerated filer _____
Non-accelerated filer _____                                                                          Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes _____  No    X

As of November 5, 2009, the registrant had outstanding 7,595,505 shares of its $.001 par value common stock (its only class of common stock).

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,409	$1,253
Loans held for investment, current portion	1,252	1,575
Prepaid loan costs	305	316
Prepaid expenses	19	48
TOTAL CURRENT ASSETS	3,985	3,192

LOANS HELD FOR INVESTMENT, LONG-TERM	8,096	8,029

TOTAL ASSETS	$12,081	$11,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Line of credit	$-	$-
Accrued expenses	10,826	4,641
Accrued interest	422	-
Convertible note payable	20,000	-
TOTAL LIABILITIES	31,248	4,641

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	170,666	167,466
Accumulated deficit	(197,429)	(168,482)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,167)	6,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,081	$11,221

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

INTEREST INCOME, NET	$317	$334

GENERAL AND ADMINISTRATIVE EXPENSES	28,042	37,222

NET OPERATING LOSS	(27,725)	(36,888)

OTHER EXPENSE – INTEREST	422	-

LOSS BEFORE INCOME TAXES	(28,147)	(36,888)

Income tax expense	800	800

NET LOSS	$(28,947)	$(37,688)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	7,595,505

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2009	7,595,505	$7,596	$167,466	$(168,482)	$6,580

Contribution of rent	-	-	600	-	600

Contribution of services	-	-	2,600	-	2,600

Net loss for the three months
Ended September 30, 2009	-	-	-	(28,947)	(28,947)

Balance, September 30, 2009	7,595,505	$7,596	$170,666	$(197,429)	$(19,167)

The accompanying notes are an integral part of the financial statements

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(28,947)	$(37,688)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Rent contributed by stockholder	600	600
Services contributed by stockholders	2,600	-
Changes in operating assets and liabilities:
Prepaid loan costs	11	10
Prepaid expenses	29	1,575
Accrued expenses	6,607	11,397
NET CASH (USED) BY OPERATING ACTIVITIES	(19,100)	(24,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of loans held for investment	256	216

NET CASH PROVIDED BY INVESTING ACTIVITIES	256	216

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	-

NET INCREASE IN CASH
	1,156	(23,890)
CASH
AT THE BEGINNING OF THE PERIOD	1,253	78,475
CASH
AT THE END OF THE PERIOD	$2,409	$54,585

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$-	$-

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

1. Organization and basis of preparation

Organization

Tedom Capital, Inc. (the "Company") was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans.  From inception through September 30, 2009, the Company has made three home improvement loans.

The accompanying interim financial statements for the three months ended September 30, 2009 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2009.

The Company has evaluated subsequent events through November 3, 2009, the date these consolidated condensed financial statements were issued.

2.  Significant accounting policies

Concentration Risk

Loans held for investment are unsecured at September 30, 2009.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

3.   Fair Value of Assets and Liabilities

Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only .

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

The following table presents the fair value of financial instruments as of September 30, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for investment	$-	$-	$9,348	$9,348
Convertible note payable	-	-	(20,000)	(20,000)

Total assets and liabilities at fair value	$-	$-	$(10,652)	$(10,652)

Level 3 Reconciliation:	Loans Held for Investment	Convertible Note Payable
Level 3 assets and liabilities at June 30, 2009:	$9,604	$-
Purchases, sales, issuances and settlements (net)	(256)	20,000

Total level 3 assets and liabilities at September 30, 2009	$9,348	$20,000

4.   Loans held for investment

At September 30, 2009, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$9,348	100%	10% - 10.7%	10.6%	3.6 – 4.6	5.2
Unamortized Loan Costs	-	305	-	-	-	-	-
Total	2	$9,653	100%	10% - 10.7%	10.6%	3.6 – 4.6	5.2

No security is available on the unsecured loans.

5.   Line of credit

The Company has a $150,000 line of credit which bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital and had a $0 balance as of September 30, 2009.

6.  Convertible Note Payable

On July 15, 2009, the Company borrowed $20,000 from Ameris, LLC (the “Lender”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “Note”) issued to the Lender. The Note and accrued interest is due and payable on July 15, 2010 (the “Maturity Date”); provided, however, that if the Company completes a registered public offering prior to the Maturity Date: (i) the Company has the right to prepay (without penalty) all or any portion of the Note out of the proceeds of the registered public offering and (ii) the Lender has the right (but not obligation) to demand immediate payment of the entire amount of the Note out of the proceeds of the registered public offering.  The Maturity Date of the Note is subject to acceleration (at the Lender’s election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the Maturity Date, the Lender has the right to convert all or any part of the principal and/or accrued interest of the Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Lender.

At September 30, 2009 the principal and interest due under the Note was $20,000 and $422.  The Note and accrued interest could potentially be converted into 136,146 shares of the Company’s common stock.

7.   Related party transactions

Through February 2008, the Company has shared office space with Mr. Eric Grunfeld at $250 per month on a month-to-month basis.  During March 2008, the Company relocated along with Mr. Grunfeld and decreased the shared office expense to $200 per month on a month-to-month basis.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for each of the three months ended September 30, 2009 and 2008 was $600.

8.  Subsequent Events

On October 26, 2009, the Company borrowed an additional $18,500 from Ameris, LLC (the “Lender”), as evidenced by an unsecured $18,500 Convertible 10% Promissory Note (the “Note”) issued to the Lender. The Note is due and payable on October 26, 2010 (the “Maturity Date”); provided, however, that if the Company completes a registered public offering prior to the Maturity Date: (i) the Company has the right to prepay (without penalty) all or any portion of the Note out of the proceeds of the registered public offering and (ii) the Lender has the right (but not obligation) to demand immediate payment of the entire amount of the Note out of the proceeds of the registered public offering.  The Maturity Date of the Note is subject to acceleration (at the Lender’s election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the Maturity Date, the Lender has the right to convert all or any part of the principal and/or accrued interest of the Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Lender.

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

Business Operations Overview

Loan and Portfolio Summary

As of September 30, 2009, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $13,491. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at September 30, 2009.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted averageof remaining terms (years)
Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$9,348	100%	10% - 10.7%	10.6%	3.6 – 4.6	5.2

TOTAL	2	$9,348	100.00%	10% - 10.7%	10.6%	3.6 – 4.6	5.2

No security is available on the unsecured loans.

As of September 30, 2009, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of September 30, 2009.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$9,348	100

TOTAL	2	$9,348	100%

As of September 30, 2009, we had no loans that were non-performing.

Results of Operations

Three-Month Periods Ended September 30, 2009 and 2008

During the three months ended September 30, 2009 we recognized a total of $317 of interest income as compared to $334 during the three months ended September 30, 2008.  During each period we had two loans outstanding. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of September 30, 2009 was $9,348.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $28,464 for the three months ended September 30, 2009 consisting primarily of $23,511 of professional fees related to the preparation of our annual report on Form 10-K for the fiscal year ended June 30, 2009, $3,000 of consulting fees paid to our officers and $900 of licenses and permit fees. General and administrative expenses amounted to $37,222 for the three months ended September 30, 2008 consisting primarily of $28,069 of professional fees related to our Form10-K filing, $3,000 of consulting fees paid to our officers and $900 of licenses and permit fees.

We incurred a net operating loss of $28,947 for the three months ended September 30, 2009 as compared to $37,688 for the three months ended September 30, 2008.  The net operating loss incurred for the quarter ended September 30, 2008, is the result of significant general and administrative expenses relating to the preparation of our registration statement on Form SB-2 and limited revenues.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of September 30, 2009, we had an accumulated deficit of $197,429.  As of September 30, 2009 we had cash of $2,409 and working capital deficit of $27,263.

At this point, the $107,725 in gross proceeds received from the issuance of shares in our registered public offering has been exhausted and there are currently no plans to issue any of the  1,569,180 shares that remain available in that offering., We secured a $150,000 line of credit in July 2008 in order to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of September 30, 2009, there was no amount due under that line of credit agreement.

Our loan commitments will increase to the extent that there are future increases in our loan portfolio.  Revenues from the repayment of loans (in the form of interest income and principal repayment) would be expected to increase in proportion to the number and size of the loans we may make.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on our line of credit and/or future debt or equity investments to sustain our operations and implement our business plan. If our line of credit is curtailed, or if we are unable to raise sufficient capital from other sources, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain the necessary amounts of capital or that our estimates of future capital requirements will prove to be accurate.  As of September 30, 2009, our only committed source of additional capital was the line of credit.  Even with our line of credit, and any additional sources of capital we may obtain, outside financing may not be available in the amounts and/or at the times when we require them or on terms favorable to us or our stockholders.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of those sources.  The issuance of additional equity securities would dilute the stock ownership of our current investors while incurring loans, additional lines of credit or other debt would increase our capital requirements with possible loss of valuable assets if those debts were not repaid in accordance with their terms.

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

During July 2009, we borrowed $20,000 from Ameris, LLC (the “Lender”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “Note”) issued to the Lender. The Note is due and payable on July 15, 2010 (the “Maturity Date”); provided, however, that if we complete a registered public offering prior to the Maturity Date: (i) we have the right to prepay (without penalty) all or any portion of the Note out of the proceeds of the registered public offering and (ii) the Lender has the right (but not obligation) to demand immediate payment of the entire amount of the Note out of the proceeds of the registered public offering.  At September 30, 2009 the principal and interest due under the Note was $20,000 and $422, respectively.  At any time prior to the Maturity Date, the Lender has the right to convert all or any part of the principal and/or accrued interest of the Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   As of September 30, 2009, the Note and accrued interest could potentially be converted into 136,146 shares of our common stock.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303 of the SEC’s Regulation S-K.

ITEM 4.    Controls and Procedures

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

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of June 30, 2009 and as of September 30, 2009, we had the following material weaknesses in our internal control over financial reporting:

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

For the material weakness concerning deficiencies in the financial reporting process, we are working to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures by late 2009.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended September 30, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing Transactions,” the Note was issued to the Lender on July 15, 2009.  Based on the sophistication of the Lender and the nature of the transaction, that issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder.

ITEM 6.   Exhibits.

The following documents are filed as exhibits to this report:

Exhibit No.	Title
3.1	Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation. (1)
3.3	Bylaws. (1)
4	Form of Subscription Agreement. (2)
10.1	Promissory Note dated February 14, 2007, in the principal amount of $11,500. (1)
10.2	Promissory Note dated May 19, 2007, in the principal amount of $10,491. (1)
10.3	Promissory Note dated February 7, 2008, in the principal amount of $3,000. (2)
10.4	Convertible 10% Promissory Note dated July 15, 2009, in the principal amount of $20,000. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 333-148516) filed with the Securities and Exchange Commission on January 8, 2008.
(2)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1 (File No. 333-148516) filed with the Securities and Exchange Commission on February 20, 2008.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDOM CAPITAL, INC.

Dated: November 5, 2009	By:	/s/ ERIC GRUNFELD
Eric Grunfeld, Chief Executive Officer

Dated: November 5, 2009	By:	/s/ JASON WEILERT
Jason Weilert, Chief Financial Officer