Form 10-Q
period 2009-12-31
Tedom Capital, Inc.
filed 2010-02-12
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

As of February 11, 2009, the registrant had outstanding 7,595,505 shares of its $.001 par value common stock (its only class of common stock).

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	2

Condensed Statements of Operations for the Three and Six Months Ended
December 31, 2009 and 2008 (Unaudited)	3

Condensed Statement of Stockholders’ Deficit for the Six Months Ended
December 31, 2009 (Unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended
December 31, 2009 and 2008 (Unaudited)	5

Condensed Notes to Financial Statements for the Six Months Ended
December 31, 2009 (Unaudited)	6

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$4,996	$1,253
Loans held for investment, current portion	1,285	1,575
Prepaid loan costs	293	316
Prepaid expenses	-	48
TOTAL CURRENT ASSETS	6,574	3,192

LOANS HELD FOR INVESTMENT, LONG-TERM	7,795	8,029

TOTAL ASSETS	$14,369	$11,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Line of credit	$-	$-
Accrued expenses	5,714	4,641
Accrued interest	1,261	-
Convertible notes payable	38,500	-
TOTAL CURRENT LIABILITIES	45,475	4,641

TOTAL LIABILITIES	45,475	4,641

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 7,595,505 shares	7,596	7,596
Additional paid-in capital	173,866	167,466
Accumulated deficit	(212,568)	(168,482)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(31,106)	6,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,369	$11,221

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

INTEREST INCOME, NET	$254	$297	$571	$631

GENERAL AND ADMINISTRATIVE EXPENSES	14,554	23,295	42,596	60,517

NET OPERATING (LOSS)	(14,300)	(22,998)	(42,025)	(59,886)

OTHER (EXPENSE)
Interest	839	-	1,261	-

(LOSS) BEFORE INCOME TAXES	(15,139)	(22,998)	(43,286)	(59,886)

Income tax expense	-	-	800	800

NET (LOSS)	$(15,139)	$(22,998)	$(44,086)	$(60,686)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	7,595,505	7,595,505	7,595,505	7,595,505

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2009	7,595,505	$7,596	$167,466	$(168,482)	$6,580

Contribution of rent	-	-	1,200	-	1,200

Contribution of services	-	-	5,200	-	5,200

Net loss for the six months
Ended December 31, 2009	-	-	-	(44,086)	(44,086)

Balance, December 31, 2009	7,595,505	$7,596	$173,866	$(212,568)	$(31,106)

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(44,086)	$(60,686)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Rent contributed by stockholder	1,200	1,200
Services contributed by stockholders	5,200	-
Changes in operating assets and liabilities:
Prepaid loan costs	23	21
Prepaid expenses	48	3,150
Accrued expenses	2,334	789
NET CASH (USED) BY OPERATING ACTIVITIES	(35,281)	(55,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of loans held for investment	524	442

NET CASH PROVIDED BY INVESTING ACTIVITIES	524	442

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	38,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,500	-

NET INCREASE IN CASH
	3,743	(55,084)
CASH
AT THE BEGINNING OF THE PERIOD	1,253	78,475
CASH
AT THE END OF THE PERIOD	$4,996	$23,391

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$800	$800

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

1. Organization and basis of preparation

Organization

Tedom Capital, Inc. (the "Company") was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans.  From inception through December 31, 2009, the Company has made three home improvement loans.

The accompanying interim financial statements for the six months ended December 31, 2009 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
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

The Company has evaluated subsequent events through February 10, 2009, the date these consolidated condensed financial statements were issued.

2.  Significant accounting policies

Investments

Loans held for investment are unsecured at December 31, 2009.

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

The FASB periodically issues accounting standards updates (ASU’s) that update the Accounting Standards Codification, the single-source of all authoritative GAAP. The Company has reviewed ASU’s which have or will likely become effective during the current fiscal year. ASU’s applicable to the Company have had the following effects:

Subsequent Events Evaluation – the Company evaluates and discloses subsequent events through the date of issue of our financial statements. This has resulted in enhanced disclosure of these items in the Company’s financial statements.

Fair Value Assessment & Disclosures – the Company has adopted provisions relating to the determination of fair value for liabilities and additional disclosures related to Level 3 fair value measurements. This has resulted in enhanced disclosure of these items in the Company’s financial statements.

3.   Fair Value of Assets and Liabilities

Determination of Fair Value

At December 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

Convertible Note Payable.   Market prices are not available for the convertible note payable, nor are any other observable inputs available to allow determination of fair value. The Company assessed that the fair value of this liability approximates its face value based on what management believes it could be sold for to a third party.

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

The following table presents the fair value of financial instruments as of December 31, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for investment	$-	$-	$9,080	$9,080
Convertible notes payable	-	-	(38,500)	(38,500)

Total assets and liabilities at fair value	$-	$-	$(29,420)	$(29,420)

Level 3 Reconciliation:	Loans Held for Investment	Convertible Note Payable
Level 3 assets and liabilities at June 30, 2009:	$9,604	$-
Purchases, sales, issuances and settlements (net)	(524)	38,500

Total level 3 assets and liabilities at December 31, 2009	$9,080	$38,500

4.   Loans held for investment

At December 31, 2009, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$9,080	100%	10% - 10.7%	10.6%	4.4 – 5.2	5.0
Unamortized Loan Costs	-	293	-	-	-	-	-
Total	2	$9,373	100%	10% - 10.7%	10.6%	4.4 – 5.2	5.0

No security is available on the unsecured loans.

5.   Line of credit

The Company has a $150,000 line of credit which bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital and had a $0 balance as of December 31, 2009.

6.  Convertible Notes Payable

On July 15, 2009, the Company borrowed $20,000 from Ameris, LLC (”Ameris”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “July Note”) issued to Ameris. The July Note and accrued interest is due and payable on July 15, 2010 (the “July Note Maturity”); provided, however, that if the Company completes a registered public offering prior to the July Note Maturity: (i) the Company has the right to prepay (without penalty) all or any portion of the July Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the July Note out of the proceeds of the registered public offering.  The July Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the July Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the July Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the July Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and Ameris except as described below.

At December 31, 2009 the principal and interest due under the July Note was $20,000 and $926. respectively.  The July Note and accrued interest could potentially be converted into 139,507 shares of the Company’s common stock.

On October 26, 2009, the Company borrowed an additional $18,500 from Ameris, as evidenced by an unsecured $18,500 Convertible 10% Promissory Note (the “October Note”) issued to Ameris. The October Note is due and payable on October 26, 2010 (the “October Note Maturity”); provided, however, that if the Company completes a registered public offering prior to the October Note Maturity: (i) the Company has the right to prepay (without penalty) all or any portion of the October Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the October Note out of the proceeds of the registered public offering.  The October Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the October Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the October Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the October Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Ameris except as described above with respect to the July Note.

At December 31, 2009 the principal and interest due under the Note was $18,500 and $335, respectively.  The Note and accrued interest could potentially be converted into 125,563 shares of the Company’s common stock.

7.   Related Party Transaction

The Company leases office space from Mr. Grunfeld at the rate of $200 per month on a month-to-month basis.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for each of the six months ended December 31, 2009 and 2008 was $1,200.

8.   Subsequent Event

On January 25, 2010, the Company borrowed an additional $20,000 from Ameris, as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “January Note”) issued to Ameris. The January Note is due and payable on January 25, 2011 (the “January Note Maturity”); provided, however, that if the Company completes a registered public offering prior to the January Note Maturity: (i) the Company has the right to prepay (without penalty) all or any portion of the January Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of January Note out of the proceeds of the registered public offering.  The January Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the January Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the January Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the January Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and Ameris except as described above with respect to the July Note and the October Note.

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

Business Operations Overview

Loan and Portfolio Summary

As of December 31, 2009, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $13,491. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at December 31, 2009.
type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$9,080	100%	10% - 10.7%	10.6%	4.4 – 5.2	5.0

TOTAL	2	$9,080	100.00%	10% - 10.7%	10.6%	4.4 – 5.2	5.0

No security is available on the unsecured loans.

As of December 31, 2009, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of December 31, 2009.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$9,080	100

TO TOTAL	2	$9,080	100%

As of December 31, 2009, we had no loans that were non-performing.

Results of Operations

Three-Month Periods Ended December 31, 2009 and 2008

During the three months ended December 31, 2009 we recognized a total of $254 of interest income as compared to $297 during the three months ended December 31, 2008.  During each period we had two loans outstanding. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of December 31, 2009 was $9,080.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $14,554 for the three months ended December 31, 2009 consisting primarily of $7,123 of professional fees related to the preparation of our report on Form 10-Q for the fiscal quarter ended September 30, 2009, $3,000 of consulting fees paid to our officers and $1,025 of licenses and permit fees. General and administrative expenses amounted to $23,295 for the three months ended December 31, 2008 consisting primarily of $14,703 of professional fees related to our Form10-Q filing, $3,500 of consulting fees paid to our officers and $935 of licenses and permit fees.

We incurred a net operating loss of $15,139 for the three months ended December 31, 2009 as compared to $22,998 for the three months ended December 31, 2008.  The net operating loss incurred for the three months ended December 31, 2008, is the result of significant general and administrative expenses relating to the preparation of our registration statement on Form SB-2.

Six-Month Periods Ended December 31, 2009 and 2008

During the six months ended December 31, 2009 we recognized a total of $571 of interest income as compared to $631 during the six months ended December 31, 2008.  During each period we had two loans outstanding. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of December 31, 2009 was $9,080.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $42,596 for the six months ended December 31, 2009 consisting primarily of $27,500 of professional fees related to the preparation of our annual report on Form 10-K for the fiscal year ended June 30, 2009, $6,000 of consulting fees paid to our officers and $1,925 of licenses and permit fees. General and administrative expenses amounted to $60,517 for the six months ended December 31, 2008 consisting primarily of $42,771 of professional fees related to our Form10-K filing, $7,000 of consulting fees paid to our officers and $1,835 of licenses and permit fees.

We incurred a net operating loss of $44,086 for the six months ended December 31, 2009 as compared to $60,686 for the six months ended December 31, 2008.  The net operating loss incurred for the six months ended December 31, 2008, is the result of significant general and administrative expenses relating to the preparation of our registration statement on Form SB-2.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of December 31, 2009, we had an accumulated deficit of $212,568.  As of December 31, 2009 we had cash of $4,996 and working capital deficit of $38,901.

At this point, the $107,725 in gross proceeds received from the issuance of shares in our registered public offering has been exhausted and there are currently no plans to issue any of the 1,569,180 shares that remain available in that offering. We secured a $150,000 line of credit in July 2008 in order to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of December 31, 2009, there was no amount due under that line of credit agreement.

Our loan commitments will increase to the extent that there are future increases in our loan portfolio.  Revenues from the repayment of loans (in the form of interest income and principal repayment) would be expected to increase in proportion to the number and size of the loans we may make.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on our line of credit and/or future debt or equity investments to sustain our operations and implement our business plan. If our line of credit is curtailed, or if we are unable to raise sufficient capital from other sources, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain the necessary amounts of capital or that our estimates of future capital requirements will prove to be accurate.  As of December 31, 2009, our only committed source of additional capital was the line of credit.  Even with our line of credit and any additional sources of capital we may obtain, outside financing may not be available in the amounts and/or at the times when we require them or on terms favorable to us or our stockholders.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of those sources.  The issuance of additional equity securities would dilute the stock ownership of our current investors while incurring loans, additional lines of credit or other debt would increase our capital requirements with possible loss of valuable assets if those debts were not repaid in accordance with their terms.

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

Determining the fair value of our stock in the early stage of our business and prior to commencing quotation on the OTC Bulletin Board in September 2008 required various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early development of our lending business, Tedom’s net worth, the prospects for our business, the general condition of the housing market, the restricted nature of the shares being issued and the limited sources of capital available to us. The valuations of the private transactions were also influenced by arms-length negotiations between our Board of Directors and the unrelated investors. While the Board of Directors used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

During July 2009, we borrowed $20,000 from Ameris, LLC (”Ameris”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “July Note”) issued to Ameris. The July Note is due and payable on July 15, 2010 (the “July Note Maturity”); provided, however, that if we complete a registered public offering prior to the July Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the July Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the July Note out of the proceeds of the registered public offering.  At December 31, 2009 the principal and interest due under the July Note was $20,000 and $926, respectively.  At any time prior to the July Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the July Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   As of December 31, 2009, the July Note and accrued interest could potentially be converted into 139,507 shares of our common stock.

On October 26, 2009, we borrowed an additional $18,500 from Ameris, as evidenced by an unsecured $18,500 Convertible 10% Promissory Note (the “October Note”) issued to Ameris. The October Note is due and payable on October 26, 2010 (the “October Note Maturity”); provided, however, that if we complete a registered public offering prior to the October Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the October Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the October Note out of the proceeds of the registered public offering.  The October Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the October Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the October Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the October Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   At December 31, 2009 the principal and interest due under the October Note was $18,500 and $335, respectively.  The October Note and accrued interest could potentially be converted into 125,563 shares of our common stock.

Off-Balance Sheet Arrangements

Since our inception through December 31, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303 of the SEC’s Regulation S-K.

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

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of June 30, 2009 and as of December 31, 2009, we had the following material weaknesses in our internal control over financial reporting:

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended December 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing Transactions,” the October Note was issued to the Ameris on October 26, 2009.  Based on the sophistication of Ameris and the nature of the transaction, that issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder.

  ITEM 6.   Exhibits.

  The following documents are filed as exhibits to this report:

Exhibit No.	Title

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation. (1)

3.3	Bylaws. (1)

4	Form of Subscription Agreement. (2)

10.1	Promissory Note dated February 14, 2007, in the principal amount of $11,500. (1)

10.2	Promissory Note dated May 19, 2007, in the principal amount of $10,491. (1)

10.3	Promissory Note dated February 7, 2008, in the principal amount of $3,000. (2)

10.4	Convertible 10% Promissory Note dated July 15, 2009, in the principal amount of $20,000. (3)

10.5	Convertible 10% Promissory Note dated October 26, 2009, in the principal amount of $18,500.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification

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

TEDOM CAPITAL, INC.

Dated: February 10, 2010	By:	/s/ ERIC GRUNFELD
Eric Grunfeld, Chief Executive Officer

Dated: February 10, 2010		/s/ JASON WEILERT
Jason Weilert, Chief Financial Officer