Form 10-Q
period 2010-03-31
Tedom Capital, Inc.
filed 2010-04-12
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:       333-148516

TEDOM CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8235863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5699 Kanan Road, #251, Agoura Hills, CA	91301
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number:   (818) 231-6778

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 6, 2010, the registrant had outstanding 22,786,515 shares of its $.001 par value common stock (its only class of common stock).

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TEDOM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$9,309	$1,253
Loans held for investment, current portion	1,320	1,575
Prepaid loan costs	280	316
Prepaid expenses	-	48
TOTAL CURRENT ASSETS	10,909	3,192

LOANS HELD FOR INVESTMENT, LONG-TERM	7,481	8,029

TOTAL ASSETS	$18,390	$11,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accrued expenses	75	4,641
Accrued interest	2,574	-
Convertible notes payable	73,500	-
TOTAL CURRENT LIABILITIES	76,149	4,641

TOTAL LIABILITIES	76,149	4,641

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 22,786,515 shares	22,787	22,787
Additional paid-in capital	152,275	152,275
Accumulated deficit	(239,821)	(168,482)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(57,759)	6,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,390	$11,221

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

INTEREST INCOME, NET	$243	$313	$814	$944

GENERAL AND ADMINISTRATIVE EXPENSES	26,183	13,592	68,779	74,109

NET OPERATING (LOSS)	(25,940)	(13,279)	(67,965)	(73,165)

OTHER (EXPENSE)
Interest	1,313	-	2,574	-

(LOSS) BEFORE INCOME TAXES	(27,253)	(13,279)	(70,539)	(73,165)

Income tax expense	-	-	(800)	800

NET (LOSS)	$(27,253)	$(13,279)	$(71,339)	$(73,965)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	22,786,515	22,786,515	22,786,515	22,786,515

TEDOM CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2009	22,786,515	$22,787	$152,275	$(168,482)	$6,580

Contribution of rent	-	-	1,800	-	1,800

Contribution of services	-	-	5,200	-	5,200

Net loss for the nine months
Ended March 31, 2010	-	-	-	(71,339)	(71,339)

Balance, March 31, 2010	22,786,515	$22,787	$159,275	$(239,821)	$(57,759)

TEDOM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(71,339)	$(73,965)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Rent contributed by stockholder	1,800	1,800
Services contributed by stockholders	5,200	-
Changes in operating assets and liabilities:
Prepaid loan costs	36	32
Prepaid expenses	48	4,610
Accrued expenses	(1,992)	795
NET CASH (USED) BY OPERATING ACTIVITIES	(66,247)	(67,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of loans held for investment	803	678

NET CASH PROVIDED BY INVESTING ACTIVITIES	803	678

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	73,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,500	-

NET INCREASE IN CASH
	8,056	(66,350)
CASH
AT THE BEGINNING OF THE PERIOD	1,253	78,475
CASH
AT THE END OF THE PERIOD	$9,309	$12,125

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest Paid	$-	$-
Taxes Paid	$1,600	$800

TEDOM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

1.  Organization and basis of preparation

Organization

Tedom Capital, Inc. (the "Company") was organized December 26, 2006 in Delaware as a loan company primarily focused on funding home improvement loans.  From inception through March 31, 2010, the Company has made three home improvement loans.

The accompanying interim financial statements for the nine months ended March 31, 2010 have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  Operating results for the nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

The Company has evaluated subsequent events through the date these consolidated condensed financial statements were issued (April 9, 2010).

2.  Significant accounting policies

Concentration Risk

Loans held for investment are unsecured at March 31, 2010.

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

3.  Fair Value of Assets and Liabilities

Determination of Fair Value

At March 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the fair value of financial instruments as of March 31, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Loans held for investment	$-	$-	$8,801	$8,801
Convertible notes payable	-	-	(73,500)	(73,500)

Total assets and liabilities at fair value	$-	$-	$(64,699)	$(64,699)

Level 3 Reconciliation:	Loans Held for Investment	Convertible Note Payable
Level 3 assets and liabilities at June 30, 2009:	$9,604	$-
Purchases, sales, issuances and settlements (net)	(803)	73,500
Total level 3 assets and liabilities at March 31, 2010	$8,801	$73,500

4.  Loans held for investment

At March 31, 2010, loans held for investment consisted of the following:

Type of Loan	Number Outstanding	Aggregate Balance Outstanding	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (years)	Weighted Average of Remaining Term (years)
Unsecured Loans	2	$8,801	100%	10% - 10.7%	10.6%	4.2 – 4.9	4.7
Unamortized Loan Costs	-	280	-	-	-	-	-
Total	2	$9,081	100%	10% - 10.7%	10.6%	4.2 – 4.9	4.7

No security is available on the unsecured loans.

5.  Line of credit

The Company has a $150,000 line of credit which bears interest at 8% per annum and has a term of 10 years. This line of credit will be available to make additional home improvement loans and for working capital and had a $0 balance as of March 31, 2010.

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

At March 31, 2010 the principal and interest due under the July Note was $20,000 and $1,419, respectively.  The July Note and accrued interest could potentially be converted into 142,793 shares of the Company’s common stock.

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

At March 31, 2010 the principal and interest due under the Note was $18,500 and $791, respectively.  The Note and accrued interest could potentially be converted into 128,607 shares of the Company’s common stock.

On January 25, 2010, the Company borrowed an additional $20,000 from Ameris, as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “January Note”) issued to Ameris. The January Note is due and payable on January 25, 2011 (the “January  Note Maturity”); provided, however, that if the Company completes a registered public offering prior to the January Note Maturity: (i) the Company has the right to prepay (without penalty) all or any portion of the January Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the January Note out of the proceeds of the registered public offering.  The January Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the January Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the January Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the January Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Ameris except as described above with respect to the July and October Notes.

At March 31, 2010 the principal and interest due under the Note was $20,000 and $356, respectively.  The Note and accrued interest could potentially be converted into 135,707 shares of the Company’s common stock.

On March 29, 2010, the Company borrowed an additional $15,000 from Ameris, as evidenced by an unsecured $15,000 Convertible 10% Promissory Note (the “March Note”) issued to Ameris. The March Note is due and payable on March 29, 2011 (the “March Note Maturity”); provided, however, that if the Company completes a registered public offering prior to the March Note Maturity: (i) the Company has the right to prepay (without penalty) all or any portion of the March Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the March Note out of the proceeds of the registered public offering.  The March Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the March Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the March Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the March Note into shares of the Company’s $0.001 par value common stock at the rate of $0.15 per share.   There is no material relationship between the Company or its affiliates and the Ameris except as described above with respect to the July, October and January Notes.

At March 31, 2010 the principal and interest due under the Note was $15,000 and $8, respectively.  The Note and accrued interest could potentially be converted into 100,053 shares of the Company’s common stock.

7.  Related Party Transaction

The Company leases office space from Mr. Eric Grunfeld at the rate of $200 per month on a month-to-month basis.  Mr. Grunfeld has waived reimbursement of the rental expense and as such, the amount has been added to additional paid-in capital.  Rent expense for each of the nine months ended March 31, 2010 and 2009 was $1,800.

8.  Subsequent Event

On March 19, 2010, the Company entered into a Merger Agreement (the “Agreement”) with Tedom Acquisition Corporation, a newly-formed, wholly-owned Florida subsidiary of the Company (“Merger Sub”) and eLayaway, Inc. (“eLayaway”), a Florida corporation that provides layaway payment processing technology to consumers.  Pursuant to the Agreement, (i) Merger Sub is to merge with and into eLayaway, (ii) the holders of all of eLayaway’s outstanding securities (common stock, Series A, Series B, Series C and Series D preferred stock, and warrants to purchase common stock) will collectively receive (or, in the case of warrants, have the right to receive) an aggregate of  18,325,566 shares (subject to reduction for any dissenting shares) of the Company’s  capital stock at conversion ratios described in the Agreement, of which 10,354,490 shares will be the Company’s $0.001 par value common stock and of which 7,971,076 shares will be four new series of preferred stock authorized by the Company prior to the completion of the merger transaction, and (iii) eLayaway will become a wholly-owned subsidiary of the Company.  Competition of the merger isubject to the satisfaction of various conditions, including the Company’s completion of a 3-for-1 forward split of its 7,595,505 outstanding shares of common stock and its concurrent sale of its existing business, as well as other conditions customary in this type of transaction., The Company expects that if the transaction is consummated by April 30, 2010, the historical results of operations of eLayaway will be reflected in future filings.

The three-for-one forward split referred to above took effect with respect to the Company’s shareholders of record on March 26, 2010, with a payment date on April 5, 2010.  All share and per share amounts have been restated to reflect the three-for-one forward stock split except for shareholders’ deficiency.

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

Business Operations Overview

Loan and Portfolio Summary

As of March 31, 2010, our loan portfolio consisted of two unsecured loans in the initial aggregate principal amount of $13,491. Our loans are intended to be used for home improvements and are generally categorized as either secured by a deed of trust or unsecured.

The following table provides summary information as to our loan portfolio at March 31, 2010.

type of loan	number outstanding	aggregate balance outstanding	% of loan portfolio	range of interest rates	weighted average or interst rates	range of remaining term (years)	weighted average of remaining terms (years)

Mortgage Loans	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unsecured Loans	2	$8,801	100%	10% - 10.7%	10.6%	4.2 – 4.9	4.7

TOTAL	2	$8,801	100.00%	10% - 10.7%	10.6%	4.2 – 4.9	4.7

No security is available on the unsecured loans.

As of March 31, 2010, we have invested in loans to improve real property located in Southern California. As a result of this geographical concentration of our mortgage portfolio, a further downturn in the local real estate markets in California could have a material adverse effect on us. The following table lists the geographic location of the home improvement projects currently funded, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of March 31, 2010.

state	number of loans	aggregate balance outstanding	% of loan portfolio
Northern California	0	$0
Southern California	2	$8,801	100

TO TOTAL	2	$8,801	100%

As of March 31, 2010, we had no loans that were non-performing.

Results of Operations

Three-Month Periods Ended March 31, 2010 and 2009

During the three months ended March 31, 2010 we recognized a total of $243 of interest income as compared to $313 during the three months ended March 31, 2009.  During each period we had two loans outstanding. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of March 31, 2010 was $8,801.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $26,183 for the three months ended March 31, 2010 consisting primarily of $18,735 of professional fees related to the preparation of our report on Form 10-Q for the fiscal quarter ended March 31, 2010, and the potential merger agreement as described in footnote 1 to the financial statements, $3,000 of consulting fees paid to our officers and $1,925 of licenses and permit fees. General and administrative expenses amounted to $13,592 for the three months ended March 31, 2009 consisting primarily of $5,338 of professional fees related to our Form10-Q filing, $3,000 of consulting fees paid to our officers and $1,000 of licenses and permit fees.

We incurred a net operating loss of $27,253 for the three months ended March 31, 2010 as compared to $13,279 for the three months ended March 31, 2009.

Nine-Month Periods Ended March 31, 2010 and 2009

During the nine months ended March 31, 2010 we recognized a total of $814 of interest income as compared to $944 during the nine months ended March 31, 2009.  During each period we had two loans outstanding. We made no new loans during the quarter and the aggregate principal balance of our outstanding loans as of March 31, 2009 was $9,080.  Interest rates ranged from 10% to 10.7% per annum.  None of the loans outstanding were in arrears or non-performing.

General and administrative expenses amounted to $68,779 for the nine months ended March 31, 2010 consisting primarily of $46,235 of professional fees related to the preparation of our annual report on Form 10-K for the fiscal year ended June 30, 2009 and the potential merger agreement as described in footnote 1 to the financial statements, $6,000 of consulting fees paid to our officers and $2,950 of licenses and permit fees. General and administrative expenses amounted to $74,109 for the nine months ended March 31, 2010 consisting primarily of $48,109 of professional fees related to our Form10-K filing, $10,000 of consulting fees paid to our officers and $2,835 of licenses and permit fees.

We incurred a net operating loss of $71,339 for the nine months ended March 31, 2010 as compared to $73,965 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

We have incurred losses since we began operating our business and, as of March 31, 2010, we had an accumulated deficit of $239,821.  As of March 31, 2010 we had cash of $9,309 and working capital deficit of $65,240.

At this point, the $107,725 in gross proceeds received from the issuance of shares in our registered public offering has been exhausted and there are currently no plans to issue any of the 1,569,180 shares that remain available in that offering. We secured a $150,000 line of credit in July 2008 in order to increase our available capital to make additional home improvement loans and fund day-to-day operations.  As of March 31, 2010, there was no amount due under that line of credit agreement.

Our loan commitments will increase to the extent that there are future increases in our loan portfolio.  Revenues from the repayment of loans (in the form of interest income and principal repayment) would be expected to increase in proportion to the number and size of the loans we may make.  However, until interest income is sufficient to cover our operating expenses, we will be dependent on our line of credit and/or future debt or equity investments to sustain our operations and implement our business plan. If our line of credit is curtailed, or if we are unable to raise sufficient capital from other sources, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to maintain the necessary amounts of capital or that our estimates of future capital requirements will prove to be accurate.  As of March 31, 2010, our only committed source of additional capital was the line of credit.  Even with our line of credit and any additional sources of capital we may obtain, outside financing may not be available in the amounts and/or at the times when we require them or on terms favorable to us or our stockholders.  Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of those sources.  The issuance of additional equity securities would dilute the stock ownership of our current investors while incurring loans, additional lines of credit or other debt would increase our capital requirements with possible loss of valuable assets if those debts were not repaid in accordance with their terms.

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

During July 2009, we borrowed $20,000 from Ameris, LLC (”Ameris”), as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “July Note”) issued to Ameris. The July Note is due and payable on July 15, 2010 (the “July Note Maturity”); provided, however, that if we complete a registered public offering prior to the July Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the July Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the July Note out of the proceeds of the registered public offering.  At March 31, 2010 the principal and interest due under the July Note was $20,000 and $1,419, respectively.  At any time prior to the July Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the July Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   As of March 31, 2010, the July Note and accrued interest could potentially be converted into 142,793 shares of our common stock.

On October 26, 2009, we borrowed an additional $18,500 from Ameris, as evidenced by an unsecured $18,500 Convertible 10% Promissory Note (the “October Note”) issued to Ameris. The October Note is due and payable on October 26, 2010 (the “October Note Maturity”); provided, however, that if we complete a registered public offering prior to the October Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the October Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the October Note out of the proceeds of the registered public offering.  The October Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the October Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the October Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the October Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   At March 31, 2010 the principal and interest due under the October Note was $18,500 and $791, respectively.  The October Note and accrued interest could potentially be converted into 128,607 shares of our common stock.

On January 25, 2010, we borrowed an additional $20,000 from Ameris, as evidenced by an unsecured $20,000 Convertible 10% Promissory Note (the “January Note”) issued to Ameris. The January Note is due and payable on January 25, 2011 (the “January Note Maturity”); provided, however, that if we complete a registered public offering prior to the January Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the January Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the January Note out of the proceeds of the registered public offering.  The January Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the January Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the January Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the January Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   At March 31, 2010 the principal and interest due under the January Note was $20,000 and $356, respectively.  The January Note and accrued interest could potentially be converted into 135,707 shares of our common stock.

On March 29, 2010, we borrowed an additional $15,000 from Ameris, as evidenced by an unsecured $15,000 Convertible 10% Promissory Note (the “March Note”) issued to Ameris. The March Note is due and payable on March 29, 2011 (the “March Note Maturity”); provided, however, that if we complete a registered public offering prior to the March Note Maturity: (i) we have the right to prepay (without penalty) all or any portion of the March Note out of the proceeds of the registered public offering and (ii) Ameris has the right (but not obligation) to demand immediate payment of the entire amount of the March Note out of the proceeds of the registered public offering.  The March Note Maturity is subject to acceleration (at Ameris’ election) upon the occurrence of certain events of default.  After the occurrence of an event of default, the interest rate on the March Note automatically increases to 12% per year or the maximum rate permitted by law.  At any time prior to the March Note Maturity, Ameris has the right to convert all or any part of the principal and/or accrued interest of the March Note into shares of our $0.001 par value common stock at the rate of $0.15 per share.   At March 31, 2010 the principal and interest due under the March Note was $15,000 and $8, respectively.  The March Note and accrued interest could potentially be converted into 100,053 shares of our common stock.

Entry into Merger Agreement

On March 19, 2010, the Company entered into a Merger Agreement (the “Agreement”) with Tedom Acquisition Corporation, a newly-formed, wholly-owned Florida subsidiary of Tedom (“Merger Sub”) and eLayaway, Inc. (“eLayaway”),  Pursuant to the Agreement, (i) Merger Sub is to merge with and into eLayaway, (“the Merger”) (ii) the holders of all of eLayaway’s outstanding securities (common stock, Series A, Series B, Series C and Series D preferred stock, and warrants to purchase common stock) will collectively receive (or, in the case of warrants, have the right to receive) an aggregate of  18,325,566 shares (subject to reduction for any dissenting shares) of the Company’s capital stock at conversion ratios described in the Agreement, of which 10,354,490 shares will be the Company’s $0.001 par value common stock and of which 7,971,076 shares will be four new series of preferred stock authorized by the Company prior to the completion of the Merger, and (iii) eLayaway will become a wholly-owned subsidiary of the Company.  Completion of the Merger is subject to the satisfaction of various conditions,including the Company’s completion of a 3-for-1 forward split of its common stock and its concurrent sale of its existing business, as well as other conditions customary in this type of transaction. The Merger is expected to close on or about April 12, 2010.  The Merger is, however, subject to termination (i) if it has not been completed by April 30, 2010, or (ii) for other reasons customary in this type of transaction.

At such time, if any, as the Merger is completed, (i) eLayaway will become a wholly-owned subsidiary of the Company, (ii) eLayaway’s business of providing layaway payment processing technology to consumers will become the Company’s sole business and (iii) there will be a change in control of the Company.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303 of the SEC’s Regulation S-K.

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

As described more fully in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this assessment, including testing, our management determined that as of June 30, 2009 and as of March 31, 2010, we had the following material weaknesses in our internal control over financial reporting:

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended March 31, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing Transactions,” the January and March Notes were issued to Ameris on January 25, 2010 and March 29, 2010, respectively.  Based on the sophistication of Ameris and the nature of transactions, those issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder.

ITEM 5.  Other Information

As a condition to the Merger, the Company was required to complete a three-for-one forward split of its 7,595,505 outstanding shares of $0.001 par value common stock prior to completion of the Merger.  That stock split took effect with respect to the Company’s shareholders of record on March 26, 2010, with a payment date on April 5, 2010.

ITEM 6.  Exhibits.

The following documents are filed as exhibits to this report:

Exhibit No.	Title

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation. (1)

3.3	Bylaws. (1)

4	Form of Subscription Agreement. (2)

10.1	Promissory Note dated February 14, 2007, in the principal amount of $11,500. (1)

10.2	Promissory Note dated May 19, 2007, in the principal amount of $10,491. (1)

10.3	Promissory Note dated February 7, 2008, in the principal amount of $3,000. (2)

10.4	Convertible 10% Promissory Note dated July 15, 2009, in the principal amount of $20,000. (3)

10.5	Convertible 10% Promissory Note dated October 26, 2009, in the principal amount of $18,500.

10.6	Convertible 10% Promissory Note dated January 25, 2010, in the principal amount of $20,000.

10.7	Convertible 10% Promissory Note dated March 29, 2010, in the principal amount of $15,000.

10.8	Merger Agreement by and among the Company, Tedom Acquisition Corporation and eLayaway, Inc. dated March 19, 2010.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification

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

TEDOM CAPITAL, INC.

Dated: April 9, 2010	By:	/s/ JASON WEILERT
Jason Weilert, Chief Executive Officer