Form 10-Q
period 2010-06-30
eLayaway, Inc.
filed 2010-08-16
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO_____

Commission File number: 333-148516

eLayaway, Inc. (f/k/a Tedom Capital, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	20-8235863
(State or other jurisdiction Of incorporation)	(I.R.S. Employer Identification No.)

1625 Summit Lake Drive, Suite 205, Tallahassee, Florida 32317
(Address of principal executive offices)

850-219-8210
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	❑	Accelerated filer	❑

Non-accelerated filer	❑	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of August 13, 2010, the registrant had 18,272,490 shares of its Common Stock outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current assets
Cash	$148,253	$30,983
Escrow cash	246,680	162,508
Prepaid expenses	25,000	25,682
Total current assets	419,933	219,173

Fixed assets, net	32,861	54,290

Intangibles, net	4,922	14,481

Other assets	10,000	-
Total assets	$467,716	$287,944

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Capitalized leases	$1,449	$2,974
Notes and convertible notes payable	160,703	175,703
Note payable to related parties	40,325	15,300
Accounts payable	427,476	418,008
Accounts payable to related parties	49,912	20,138
Accrued liabilities	390,535	381,895
Escrow liability	370,295	111,428
Total current liabilities	1,440,695	1,125,446
Total liabilities	1,440,695	1,125,446

Commitments and contingencies (Note 5)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated,
issued and outstanding (liquidation value $1,200,000)	1,854	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated,
issued and outstanding (liquidation value $1,770,000)	2,788	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated,
issued and outstanding (liquidation value $3,251,050)	3,142	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated,
186,243 and 132,242 issued and outstanding at June 30, 2010 and
December 31, 2009, respectively (liquidation value $295,750)	186	132
Common stock, par value $0.001, 100,000,000 shares authorized,
18,172,490 and 9,221,517 shares issued and outstanding, respectively	18,173	9,222
Additional paid-in capital	9,684,725	6,442,411
Accumulated deficit	(10,683,847)	(7,297,051)
Total shareholders' equity (deficiency)	(972,979)	(837,502)
Total liabilities and shareholders' equity (deficiency)	$467,716	$287,944

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$24,896	$44,560	$48,736	$83,281
Cost of sales	70,381	111,051	148,061	258,329
Gross loss	(45,485)	(66,491)	(99,325)	(175,048)

Selling, general and administrative expenses
(includes $2,841,888 of stock-based compensation
and settlements for each of the three and six months
ended June 30, 2010 and none for the other periods
presented)	3,051,980	165,759	3,269,129	482,400
Loss from operations	(3,097,465)	(232,250)	(3,368,454)	(657,448)
Other income (expense)	(9,643)	(1,103)	(18,342)	(1,928)
Net Loss	$(3,107,108)	$(233,353)	$(3,386,796)	$(659,376)

Basic and diluted net loss per share	$(0.18)	$(0.03)	$(0.26)	$(0.07)

Weighted average shares outstanding
- basic and diluted	16,915,439	9,221,517	13,089,732	9,221,517

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(3,386,796)	$(659,376)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	28,367	38,931
Amortization of intangibles	9,559	57,096
Loss on conversion of accrued payroll into warrants	10,136	-
Loss on conversion of accounts payable into warrants	22,898	-
Grant of warrants for services	2,111	-
Common stock granted for services	2,806,743	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Escrow	(84,172)	(138,990)
Prepaid expenses	682	(53)
Increase (Decrease) in:
Accounts payable	111,560	157,397
Accounts payable to related parties	17,534	-
Accrued expenses	82,604	218,973
Escrow liability	258,867	120,913
Net cash used in operating activities	(119,907)	(205,109)

Cash flows from investing activities
Purchase of property and equipment	(6,938)	-
Net cash used by investing activities	(6,938)	-

Cash flows from financing activities
Proceeds from related party loans	25,025	100,703
Proceeds from loans	100,000	-
Repayment of capitalized leases	(1,525)	(57)
Proceeds from sales of Series D preferred stock	60,000
Series D preferred cost offering cost	(3,000)
Common stock offering cost	(1,500)	-
Expenses paid by shareholders	6,115	-
Proceeds from sale of Series C preferred stock	-	105,001
Sale of common stock	59,000	-
Net cash provided by financing activities	244,115	205,647
Net increase in cash	117,270	538
Cash at beginning of year	30,983	7,567
Cash at end of year	$148,253	$8,105

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$14,013	$1,928
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of accounts payable with Series D preferred stock	$25,750	$-
Issuance of note payable for lease deposit	$10,000	$-
Conversion of payroll into warrants	$73,962	$-
Conversion of accounts payable into warrants	$64,102	$-
Converstion of notes payable to common stock	$125,000	$-

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (f/k/a Tedom Capital, Inc., the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation formed on December 26, 2006.  On April 16, 2010, Tedom Capital, Inc. changed its name to eLayaway, Inc.

On March 17, 2010, the Company formed Tedom Acquisition Corp. (“TAC”), a Florida corporation, for the purpose of a reverse triangular merger with eLayawayCOMMERCE, Inc. (f/k/a eLayaway, Inc., “eLCOMMERCE”).  On April 12, 2010, eLCOMMERCE merged with TAC with eLCOMMERCE as the surviving subsidiary of the Company.  (See Note 7)

eLCOMMERCE was a Florida limited liability company that was formed on September 8, 2005 in Florida.  On September 1, 2009, the Managing Members of the Florida limited liability company filed with the State of Florida to convert the Company to a corporation.  For accounting purposes, the conversion to a corporation was treated as a recapitalization and reflected retroactively for all periods presented in the accompanying consolidated financial statements.  On April 19, 2010, eLayaway, Inc. changed its name to eLayawayCOMMERCE, Inc.

Prior to the formation of eLCOMMERCE, the research and development of the eLayaway concept operated under the entity Triadium, LLC.  The investors and founders of Triadium, LLC then formed eLayaway, LLC to commercialize the eLayaway business concept.  There were no assets or liabilities contributed to eLayaway from Triadium, LLC at the time of formation of eLayaway, LLC.

In April 2007, the Company formed eLayaway Australia Pty, Ltd., an Australian company.  This entity is 97% owned by eLayaway and has been inactive since inception.

On February 18, 2009, the Company acquired MDIP, LLC (“MDIP”), for nominal consideration, from its three founders, who are also the founders of eLayaway.  MDIP holds the intellectual property rights related to the electronic payment systems and methods for which a non-provisional patent application was filed on October 17, 2006 for a Letters Patent of the United States and assigned a Utility Patent application Serial No. 11/550,301.

On March 25, 2009, one of the founders of eLayaway assigned the “eLayaway” trademark to the Company for nominal consideration including $6,468 of legal fees paid by the Company in 2006.

On March 29, 2010, MDIP was dissolved.

On July 28, 2010, eLayawaySPORTS, Inc., a Florida corporation, was formed as a subsidiary of the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended March 31, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 8-K filed on April 16, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The eLayaway® concept is an online payment system that allows consumers to pay for the products and services they want using manageable periodic payments thereby making their purchase affordable and easy to budget.  Payments are automatically drafted from the consumer’s checking account via Automated Clearing House (“ACH”) on the schedule set by the consumer at the time of purchase.  Like traditional layaway of the past, delivery of the product or service occurs upon payment in full.  Although the payment process and supporting services are handled by eLayaway®, the merchant handles the order fulfillment.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries, eLCOMMERCE and MDIP, LLC (until dissolved on March 29, 2010) and majority owned subsidiary eLayaway Australia Pty, Ltd.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company measure their financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

Effective January 1, 2008, we adopted accounting guidance for financial and non-financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website	$-	-	$-	$-
Trademarks	4,922	-	-	4,922
Total Financial Assets	$4,922	-	$-	$4,922

Following is a summary of activity through June 30, 2010 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2010	$14,481
Amortization of intangibles	(9,559)
Ending balance at June 30, 2010	$4,922

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 242,230 shares of common stock, convertible notes convertible into 400,000 common shares and 7,971,075 preferred shares which are mandatorily convertible on a one for one basis to common stock upon the meeting of certain conditions.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105-10 did not have to an impact on the Company’s consolidated financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of ASC 805-10 (Staff Accounting Bulletin (SAB) No. 112).  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805-10, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $3,386,796 (includes $2,841,888 of stock-based compensation) and used cash in operating activities of $119,907 for the six months ended June 30, 2010.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,010,762, $972,979 and $10,683,847, respectively, at June 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company, through its private placements, raised $79,000 from April 20, 2010 through July 6, 2010 (see note 7 and Note 10), and an additional $90,000 in promissory notes after June 30, 2010 (see Note 10).  In July 2010, the Company discontinued its private placement and is currently evaluating future funding opportunities.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES

Notes and convertible notes payable classified as current consists of the following:

June 30,
2010

Hillside Properties	$10,000
Gary Kline (convertible note)	100,000
Premier Bank Lending Center	50,703
Ventana Capital Partners, Inc. (Related party)	20,000
Bruce Harmon (Related party)	20,325
Total	$201,028

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.

On June 30, 2009, the Company secured a note for $25,000 from Lewis Digital, Inc. (“Lewis Digital”) which matures on July 1, 2010, has interest at 15% per annum, with interest only payments quarterly.  The principal of Lewis Digital is a shareholder of the Company.  On April 16, 2010, Lewis Digital converted this note to 50,000 shares of common stock of eLayaway, Inc.

On September 10, 2009, the Company obtained an unsecured convertible note for $100,000 from William Neal Davis (“Davis”).  The one-year note requires monthly interest payments based on 12% per annum.  The conversion is at the option of Davis for 62,973 shares of Series D preferred stock or $1.58 per share.  Warrants for 120% of the 62,973 shares, or 75,567 warrants, with an exercise price of $0.25, were also issued but do not vest unless and until the note is converted.  There was no fair value assigned to the warrants and there was no beneficial conversion value of the conversion feature of the note at the note date since the conversion price of $1.58 per share equals the $1.58 recent selling price of the Series D preferred stock.  The warrants were exchanged for 37,784 common shares as part of the warrant exchange in April 2010 (see Note 7).  On April 16, 2010, Davis converted this note to 200,000 shares of common stock of eLayaway, Inc.

On November 2, 2009, the Company secured a note for $15,300 from Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 6 - Related Parties).  The note bears interest at a rate of 12%.  The note matures on January 1, 2010.  Harmon has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to October 1, 2010.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Harmon to the Company was added.

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note has a one year term and accrues interest at the rate of 7% per annum.

On April 6, 2010, the Company entered into a Convertible Promissory Note with an individual (the “Holder”) for $100,000.  The note has a one year term and accrues or pays, at the option of the Holder, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of the Holder into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.

On June 18, 2010, the Company issued a promissory note in exchange for cash for $20,000 from Ventana Capital Partners, Inc. (“Ventana”), a related party that is under contract to assist the Company in its reverse merger, investor and public relations, and other pertinent roles.  Additionally, the contract obligated Ventana to raise an initial $1,500,000.  Ventana, due to its ownership, is a principal stockholder of the Company.  The note bears interest at a rate of 1% per month.  The note matures after an additional $100,000 in funding is raised.  Ventana, and its principal, Ralph Amato, required that Douglas Salie, CEO and Chairman of the Company, use 500,000 of his personal restricted common stock in the Company as collateral at a conversion rate of $0.04 per share.  In August 2010 this note was amended to increase the funding amount required for repayments to $200,000 from $100,000.

NOTE 4 – CAPITALIZED LEASE

Capitalized lease consist of the following:

	June 30,	December 31,
	2010	2009

Hancock Bank	$1,449	$2,974
Total	1,449	2,974
Less: Current portion	(1,449)	(2,974)
Long-term portion	$-	$-

The two-year lease for a telephone system was originated in May 2008.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal

In 2008, a former employee who served as the CEO of the Company and was an original founder of the Company, was terminated for alleged wrongdoings.  The Company alleges that this individual illegally deposited investor funds into company bank accounts not authorized by the board of directors and wrote unauthorized checks, combined for approximately $371,000.  Subsequently, this individual allegedly withdrew the deposited funds and deposited them into accounts not controlled by the Company.  The board of directors, upon knowledge of this activity, removed this individual from the Company.  The Company has turned this matter over to the Florida Department of Law Enforcement.  The Company does not believe that these funds are recoverable and thereby has recorded a theft loss of approximately $371,000 in 2008.

The Company has three former leased employees that, due to the Company’s lack of funding, were not paid for several weeks worked in 2008 and 2009, which have been in settlement discussions for approximately $75,000.  All amounts were accrued as of June 30, 2010.  Subsequent to June 30, 2010, settlements for reduced amounts have been made paying approximately $70,000 (includes all related costs of the settlement) over a period of time (twelve to twenty-four months) for a gain of approximately $5,000.

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.

NOTE 6 – RELATED PARTIES

Harmon, CFO and Director of the Company, is a note holder of the Company (see Note 3 – Notes Payable).  Accounts payable of $37,173 was due to our CFO’s company and himself personally, at June 30, 2010, for CFO services and advances to the Company.

Ventana, a significant shareholder, is a note holder of the Company (see Note 3 – Notes Payable).  Accounts payable of $12,240 was due to this significant shareholder at June 30, 2010, for contracted services to the Company.

There is another $499 due to an officer of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated four Series as Series A, B, C and D.  All series of preferred stock are non-voting and have liquidation preference over common stock with a liquidation value equal to the price paid for each preferred share.  The preferred stock is mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company, or (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days.  Upon the automatic conversion of preferred stock to common stock, the shares are entitled to piggyback registration rights.

In September 2009, the Company issued a Private Placement Memorandum (“PPM”) to secure up to $3,000,000 with the issuance of Series D preferred stock at a par value of $1.588.  If all shares of the PPM were fully issued, they would represent 10% of the outstanding stock of the Company, assuming a conversion of all preferred stock.  In the six months ended June 30, 2010, the Company sold 37,785 Series D shares for cash of $60,000 and issued 16,216 Series D shares to settle $25,750 of liabilities. The Company incurred $1,750 of offering costs.  There was no gain or loss on the settlement.

Common Stock

The Company authorized 100,000,000 shares of common stock.  The common stock is voting.

On the April 12, 2010 there was a deemed issuance by the Company of 1,786,515 common shares to the pre-merger shareholders of Tedom. (See Recapitalizations below)

In April 2010, the Company granted 5,613,485 fully vested shares of common stock for services rendered.  The shares were valued at $2,806,743 or $0.50 per share based on the contemporaneous selling price of common stock discussed below.  The expense was recognized on the grant date.

On April 20, 2010, the Company started a new private placement funding procurement effort to sell up to 3,000,000 common shares of the Company at $0.50 per share for maximum gross proceeds of $1,500,000.  The minimum investment per purchaser is $50,000 and there is no minimum amount that must be raised by the Company for the offering to close. The Company will pay a 10% finder’s fee to persons who assist with the sale of the Company shares.  In the six months ended June 30, 2010, the Company sold 118,000 shares of common stock for cash of $59,000 under this private placement. On July 6, 2010, the Company sold an additional 40,000 shares for $20,000 (see Note 10).  Subsequently, the Company discontinued its private placement in July 2010.

On April 16, 2010, the Company issued 250,000 shares of common stock for the conversion of $125,000 of notes payable from two investors.  These notes were previously not convertible to common stock.  The note with Neal Davis for $100,000 was convertible to 62,972 shares of Series D preferred stock.  Since the conversion price was equal to the contemporaneous common stock sale price of $0.50, there was no gain or loss on conversion.

In April 2010, the Company issued 1,182,973 shares of common stock in exchange for the cancellation of 2,365,946 warrants as part of the merger and recapitalization.  The value of the warrants exceeded the value of the shares and accordingly there was no expense recognized for this exchange.

During the six months ended June 30, 2010 the Company paid $1,500 of offering costs relating to the sale of common stock and $3,000 of offering costs relating to the sale of Series D preferred shares.

Recapitalizations

In February 2009, as a condition of separation, the Company negotiated, for no consideration, the return to treasury of 1,547,772 common shares of the Company held by the Company’s former CEO and member of the founding group.  The returned shares were reissued pro rata to all the common and preferred stockholders.  This transaction was treated as a recapitalization of the Company and reflected retroactively for all periods presented.

On September 1, 2009, the Company converted to a corporation from an LLC.  This conversion was treated as a recapitalization and reflected retroactively for all periods presented.

On March 19, 2010, the Company executed a Merger Agreement with Tedom Capital, Inc., a Delaware corporation, to facilitate a reverse triangular merger with Tedom Acquisition Corporation, a wholly-owned subsidiary of Tedom.  As a condition of the merger, the shareholders, both common and preferred, of eLayaway, convert on a one-to-one basis to the identical capital structure in Tedom and persons holding warrants of 2,365,945 common shares of eLayaway will receive 1,182,973 common shares of Tedom.  Tedom filed a Form 8-K on March 25, 2010 to reflect the Merger Agreement.  The Merger closed on April 12, 2010 (the “Merger Date”).  The Company accounted for this transaction as a recapitalization of the Company as the common shareholders of eLayaway obtained an approximate 76% voting control and management control of Tedom as a result of the merger.  On the Merger Date there was a deemed issuance by the Company of 1,786,515 common shares to the pre-merger shareholders of Tedom.  Due to an Asset Purchase and Sale Agreement in Tedom there were no assets or liabilities existing in Tedom at the Merger Date.  On April 19, 2010, Tedom filed with FINRA for the change of its name and symbol. The effect of the recapitalization has been retroactively applied to all periods presented in the accompanying consolidated financial statements.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2009	2,165,945	$0.25		$-
Granted	221,500	$0.23		$-
Exercised	-	$-		$-
Exchanged for shares	(2,365,945)	$0.25		$-
Expired	-	$-		$-

Outstanding at June 30, 2010	21,500	$0.01	4.88	$10,535

Exercisable at June 30, 2010	21,500	$0.01	4.88	$10,535

Weighted Average Grant Date Fair Value		$0.44

The Company has issued warrants to employees.  Warrant activity for employees the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2009	-	$-		$-

Granted	220,730	$0.2500		$-
Exercised	-	$-		$-
Forfeited	-	$-		$-
Expired	-	$-		$-

Outstanding at June 30, 2010	220,730	$0.2500	4.88	$55,183

Exercisable at June 30, 2010	220,730	$0.2500

Weighted Average Grant Date Fair Value		$0.3800

In April 2010, the Company granted 200,000 warrants to a legal service provider in exchange for $64,102 of accounts payable.  The warrants were valued at $0.435 per warrant of $87,000 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	116%
Dividend Yield	0
Risk Free Interest Rate	0.995%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized a loss of $22,898, which is included in operations.

In May 2010, the Company settled $73,962 of employee accrued payroll through the grant of 220,730, 5-year warrants exercisable at $0.25 per share.  The warrants were valued at $0.381 per warrant or $84,098 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	2.5 Years
Expected Volatility	117%
Dividend Yield	0
Risk Free Interest Rate	1.05%

The expected term was computed using the simplified method based on a 5-year contractual term and immediate vesting.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized a loss of $10,136, which is included in operations.

On May 16, 2010, the Company granted warrants for 21,500 shares of common stock for services to be rendered through December 2010.  The warrants expire in 5 years and are exercisable at $0.01 per share.  The warrants were valued at $0.493 per warrant or $10,557 using a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	117%
Dividend Yield	0
Risk Free Interest Rate	0.995%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognizing the $10,557 expense over the service period through December 2010.  As of June 30, 2010, the Company recognized $2,111 of expense which is included in operations.

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of June 30, 2010.  There have been no losses in these accounts through June 30, 2010.

Concentration of Intellectual Property

The Company owns the trademark “eLayaway” and the related logo, and owns, through its subsidiary, MDIP, LLC, the U.S. utility patent pending rights, title and interest, filed on October 17, 2006, relating to the eLayaway business process.  The Company’s business is reliant on these intellectual property rights.  MDIP Assigned the Utility Patent Application to the Company in 2010.

NOTE 9 - ACQUISITION AND DISSOLUTION OF MDIP, LLC

On February 18, 2009, the Company acquired MDIP, for nominal consideration, from its three founders, who are also the founders of eLayaway.  MDIP holds the intellectual property rights related to the electronic payment systems and methods for which a non-provisional patent application for Letters Patent of the United States which was filed on October 17, 2006, and assigned a Utility Patent application Serial No. 11/550,301 (see Note 1).  For accounting purposes, the transaction is treated as an asset acquisition since there was no business in MDIP as it was just a holding entity for the assets.  There was no value recorded for the assets acquired.  On March 8, 2010, MDIP assigned the Utility Patent Application to eLayaway.  On March 19, 2010, the Company filed with the State of Florida for the dissolution of MDIP and on March 29, 2010 MDIP was dissolved.

NOTE 10 – SUBSEQUENT EVENTS

On July 6, 2010, the Company received $20,000 under the private placement funding and issued 40,000 shares of restricted common stock.

In July and August the Company became obligated to issue 50,000 common shares each month to Garden State Securities for services as discussed below as part of one year of monthly payments.  The shares in July were valued at the private placement price of $.50 per share or $25,000 while the shares starting in August are valued at the then $0.26 quoted trading price of the Company's common stock or $13,000 since the private placement terminated in early July 2010.  The share values are recognized as expense on the issuance dates.

On July 6, 2010, the Company contracted with Garden State Securities, Inc., a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company can terminate the agreement with thirty days notice after the initial ninety days.  On July 8, 2010, 50,000 warrants were granted with an exercise price of $0.11 and valued at $0.462 per warrant or $23,100 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	118%
Dividend Yield	0
Risk Free Interest Rate	0.82%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company will recognize an expense of $23,100 on the issuance date since the warrant is earned.

On July 6, 2010, the Company issued a convertible promissory note for $25,000 with a related party related to our CEO. The terms of the note is for repayment after an additional $150,000 in common stock sales or one year, whichever occurs first.  The interest rate is 12% per annum and accrues until the expiration of the note.  The note has a conversion option at the rate of $0.25 per share.  In addition, 50,000 warrants for common stock were granted as an issuance fee with an exercise price of $0.25.  The warrants have a life of five years.  The warrants were valued at $0.437 per warrant or $21,850 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	118%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company computed the relative fair value of the warrant as $11,660 and a beneficial conversion value of $13,340 and has recorded both value as debt discounts to be amortized into interest expense over the one year term of the note.

On July 7, 2010, the Company granted 28,395 warrants for common stock in exchange for a dispute over alleged accrued wages of $9,465 with a former employee.  The warrants have an exercise price of $0.25.  The warrants were valued at $0.437 per warrant or $12,409 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	118%
Dividend Yield	0
Risk Free Interest Rate	0.82%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized a settlement loss of $2,944 on the settlement date.

On July 12, 2010, the Company granted 10,000 warrants for common stock to an individual that was appointed to the Company’s Advisory Board.  The warrants have an exercise price of $0.50.  The warrants were valued at $0.411 per warrant or $4,110 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	119%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company will recognize a loss of $4,110 immediately since this was a sign on bonus with no future service requirement.

On August 3, 2010, Ventana Capital Partners, Inc. agreed to an addendum to the note issued in June 2010 (see Note 3) to increase the $100,000 to $200,000 in regards to additional funding triggering the repayment clause.

On August 8, 2010, the Company granted 50,000 warrants with an exercise price of $0.28 per share for common stock to Garden State Securities, Inc. in conjunction with their July 6, 2010 agreement discussed previously.  The warrants were valued at $0.249 per warrant or $12,450 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.30
Expected Term	5 Years
Expected Volatility	120%
Dividend Yield	0
Risk Free Interest Rate	0.64%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company will recognize an expense of $12,450 on the issuance date since the warrant is earned.

On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is not considered a debt extinguishment for accounting purposes and accordingly there is no accounting effect.

On August 12, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc.  (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series E Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on August 13, 2010. The Certificate of Designation created 2,500,000 shares of Series E Preferred Stock.  Each holder of Series E Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series E Preferred Stock is convertible into.  Each share of Series E Preferred Stock is convertible, at the option of the holder of the Series E Preferred Stock, into three (3) shares of the Company’s common stock.  Shares of the Series E Preferred Stock will be issued to certain officers of the Company as the Board determines if (i) the average closing price per share of the Company’s Common Stock equals or is greater than $50 per share for the preceding 20 trading days, (ii) the Company earns $0.50 per share EBITDA in any twelve consecutive months, (iii) the Company stock is trading on a U.S. Exchange such as AMEX, NASDAQ, or NYSE, or (iv) controlling interest of the Company is acquired by a third party.  Each shares of Series E Preferred Stock will be entitled to three (3) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”).  Upon the liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series E Preferred Stock).  Due to the Enhanced Voting Rights, following the issuance of shares of Series E Preferred Stock, the holders of the Series E Preferred Stock may be able to exercise voting control over the Company.  In such case, the holders of the Series E Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  The concentration of voting control in the Series E Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities.  In addition, the liquidation rights granted to the holders of the Series E Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

On August 12, 2010, the Company’s Board of Directors approved the issuance of stock options under the 2010 Stock Option Plan to the current employees of the Company.  A total of 435,000 options were issued, each with an exercise price of $0.25 and a three year vesting period.  The options were valued at $0.229 per option or $99,615 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.26
Expected Term	6.5 Years
Expected Volatility	120%
Dividend Yield	0
Risk Free Interest Rate	0.66%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $91,350 over the three year vesting period.

In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

The Company formerly known as Tedom Capital, Inc. (“Tedom”) was a startup company that was incorporated in Delaware on December 26, 2006 and was formed to provide home improvement loans to individuals.  The stockholders of Tedom on March 26, 2010, approved a forward split of one share of common stock for three shares of common stock. On March 19, 2010, Tedom signed a Letter of Intent with eLayaway, Inc., a Florida corporation, to execute a reverse triangular merger (the “Merger”).  On April 7, 2010, Tedom filed with the State of Delaware to authorize four classes of preferred stock (Series A, B, C and D).  On April 12, 2010, Tedom and eLayaway, Inc. executed the Merger as noted in Form 8-K dated April 16, 2010.  The change of officers and directors of the Company associated with the Merger were incorporated in the April 16, 2010 Form 8-K.  On April 16, 2010, Tedom filed with the State of Delaware for a name change to eLayaway, Inc. (“eLayaway”).  On April 19, 2010, eLayaway, Inc. filed with the State of Florida for a name change to eLayawayCOMMERCE, Inc. (“eLaCOMMERCE”).  On April 20, 2010, eLayaway filed with FINRA for its name change and a symbol change.  On May 24, 2010, FINRA notified eLayaway of its symbol change from TDOM.OB to ELAY.OB to be traded on the NASDAQ OTC Bulletin Board.  The Florida-based Company is an online payment processor providing a layaway service for merchants and consumers.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue. For the three months ended June 30, 2010, our revenue was $24,896, compared to $44,560 for the same period in 2009, representing a decrease of 44.1%. This decrease in revenue was primarily attributable to the effect of the deficiency in funding to provide further integration, the effect of a decrease in marketing, and a restructuring of fees for merchants.

Gross Loss. For the three months ended June 30, 2010, our gross loss was $45,485, compared to a gross loss of $66,491 for the same period in 2009, representing a decrease of 31.6%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($70,381 and $111,051, for the three months ended March 31, 2010 and 2009, respectively).

Selling, General and Administrative Expenses. For the three months ended June 30, 2010, selling, general and administrative expenses were $3,051,980 compared to $165,759 for the same period in 2009, an increase of 17,412%.  This increase was primarily caused primarily by stock-based compensation and settlements (from $0 to $2,841,888, or 93.1% of the total increase) and increased professional fees (from $25,923 to $44,194).

Net Loss. We generated net losses of $3,107,108 for the three months ended June 30, 2010 compared to $233,353 for the same period in 2009, an increase of 1,232%, of which $2,841,888 for stock-based compensation represents 98.9% of the increase.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue. For the six months ended June 30, 2010, our revenue was $48,736, compared to $83,281 for the same period in 2009, representing a decrease of 41.5%. This decrease in revenue was primarily attributable to the effect of the deficiency in funding to provide further integration, the effect of a decrease in marketing, and a restructuring of fees for merchants.

Gross Loss. For the six months ended June 30, 2010, our gross loss was $99,325, compared to a gross loss of $175,048 for the same period in 2009, representing a decrease of 43.3%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($148,061 and $258,329, for the six months ended June 30, 2010 and 2009, respectively).

Selling, General and Administrative Expenses. For the six months ended June 30, 2010, selling, general and administrative expenses were $3,269,129 compared to $482,400 for the same period in 2009, an increase of 578%.  This increase was primarily caused by stock-based compensation and settlements (from $0 to $2,841,888, or 102% of the increase) offset by lower professional fees (from $205,976 to $123,278).

Net Loss. We generated net losses of $3,386,796 for the six months ended June 30, 2010 compared to $659,376 for the same period in 2009, an increase of 413%, of which stock-based compensation accounted for 104% of the increase.

Liquidity and Capital Resources

General. At June 30, 2010, we had cash and cash equivalents of $148,263. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 4 months.

Our operating activities generated a deficit cash flow of approximately $119,907 for the six months ended June 30, 2010, and we used cash in operations of approximately $205,109 during the same period in 2009. The principal elements of cash flow from operations for the six months ended June 30, 2010 included a net loss of $3,386,796, offset by depreciation expense of $28,366, amortization expense of $9,559, and stock-based compensation and settlements of $2,841,888.

Cash generated in our financing activities was $244,115 for the six months ended June 30, 2010, compared to cash generated of approximately $205,647 during the comparable period in 2009. This decrease was primarily attributed to a concentrated effort of capital procurement in 2009 compared to 2010.

Cash used in investing activities during the six months ended June 30, 2010 was $6,938 compared to $0 during the same period in 2009. Zero investments were attributable to the Company not making acquisitions due to cash flow restrictions.

As of June 30, 2010, current liabilities exceeded current assets by 3.43 times. Current assets increased from $219,173 at December 31, 2009 to $419,933 at June 30, 2010 whereas current liabilities increased from $1,125,446 at December 31, 2009 to $1,440,695 at June 30, 2010.

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash used in operating activities	$(119,907)	$(205,109)
Cash used in investing activities	(6,938)	-
Cash provided by financing activities	244,115	205,647
Net changes to cash	$117,270	$538

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $48,736 and net losses of $3,386,796 ($2,841,888 represents stock-based compensation) for the six months ended June 30, 2010 compared to sales of $83,281 and net loss of $659,376 for the six months ended June 30, 2009.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,010,762, $972,979 and $10,683,847, respectively, at June 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six months ended June 30, 2010 covered by this Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of June 30, 2010 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 12, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

In 2008, a former leased employee who served as the CEO of the Company and was an original co-founder of the Company, was terminated for alleged wrongdoings.  The Company alleges that this individual illegally deposited investor funds into company bank accounts not authorized by the board of directors and wrote unauthorized checks, combined for approximately $371,000.  Subsequently, this individual allegedly withdrew the deposited funds and deposited them into accounts not controlled by the Company.  The board of directors, upon gaining knowledge of this activity, removed this individual from the Company.  The Company has turned this matter over to the Florida Department of Law Enforcement.  The Company does not believe that these funds are recoverable thereby recorded in 2008 a theft loss of approximately $371,000 which was included in selling, general and administrative expenses on its consolidated statement of operations.

The Company has three former leased employees that, due to the Company’s lack of funding, were not paid for several weeks worked in 2008 and 2009.  The Company has been in settlement discussions with the two individuals who are seeking approximately $75,000.  All amounts were accrued as of December 31, 2009 and 2008.  Subsequent to June 30, 2010, these claims have been settled for a reduced amount.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1.A.              RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future.

We were formed on September 8, 2005 and have reported annual net losses since inception. For our six months ended June 30, 2010 and 2009, we experienced losses of approximately $3,386,796 and $659,376, respectively. As of June 30, 2010, we had an accumulated deficit of $10,683,847. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of June 30, 2010, our available cash balance was approximately $148,263. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

We began operations in September 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were approximately $48,736 and approximately $83,281 for the six months ended June 30, 2010 and 2009, respectively.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Competition may increase in the online layaway market.

We may in the future compete for potential customers with companies not yet offering online layaway services but currently offering other payment alternatives and/or new companies to the industry. Competition in the alternative payment industry may increase in the future, partly due to the current economic situation in the United States and internationally.  Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for major merchants.

There can be no assurance that we will be able to compete successfully against future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Our profitability depends, in part, on our success and brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks and pending patents, if issued, against infringement, and any related litigation could be time-consuming and costly.

We believe our brand has gained substantial recognition by consumers and merchants in the United States. We have registered the “eLayaway” and the “e” egg trademarks with the United States Patent and Trademark Office. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

The success of our business depends on the continuing contributions of Sergio A. Pinon, founder, and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of Sergio A. Pinon, founder, vice-chairman of the board of directors and our chief marketing officer, as well as several other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for layaway services will decrease accordingly.

Risks Relating to Our Industry

We have experienced technological changes in our industry. New technologies may provide additional alternatives and result in a decrease in our consumer base.

The alternative payment industry, in general, is subject to technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the use of our products and/or services, which may significantly reduce demand for our products.

Our services, which utilize the consumers’ monies and maintained in an escrow account with our bank, HSBC, are not directly regulated at this time.  The Company does follow and consult relevant policies and procedures established for financial institutions to manage internal operations.

More individuals are using non-PC devices to access the Internet.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants (“PDA”s), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. If the Company is slow to develop products and technologies that are compatible with non-PC communications devices, eLayaway® will fail to capture a significant share of an increasingly important portion of the market.

Interruption or failure of our information technology and communications systems could hurt the Company’s ability to effectively provide its products and services, which could damage eLayaway®’s reputation and harm its operating results.

The availability of the Company’s products and services depends on the continuing operation of eLayaway®’s information technology and communications systems. Any damage to, or failure of, eLayaway®’s systems could result in interruptions in its service, which could reduce the Company’s revenues and profits, and ultimately, damage eLayaway ®’ s brand name.

Our business depends on the services of our bank, HSBC.

HSBC is considered to be a large international bank.  Its stability, or lack thereof, could create various issues related to our services.  Other banks are viable alternatives but, without the services of a stable international bank, the offering of our services could be at risk.

Our success depends on providing products and services that make using the Internet and eLayaway® a sensible and enjoyable experience for our members and a profitable supplement for the Company’s merchants.

Our Company must continue to invest significant resources in research and development to enhance its web search technology, its existing products and services, and introduce new products and services that consumers can easily and effectively use. The Company’s operating results would also suffer if our innovations were not responsive to the needs of our users. This may force the Company to compete in different ways and expend significant resources to remain competitive.

Our Company has experience, and continues to experience, rapid growth in operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company’s brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company’s ability to manage its growth and financial position.

The brand identity that the Company has developed has significantly contributed to the success of its business. Maintaining and enhancing the “eLayaway®” brand is critical to expanding the Company’s base of users, advertisers, members, and other partners.

The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. If the company fails to maintain and enhance the “eLayaway®“ brand, or if it incurs excessive expenses in this effort, the Company’s business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing the “eLayaway®” brand will depend largely on the Company’s ability to be a technology leader and continue to provide high-quality products and services.

eLayaway®’s competitors are not limited to companies that offer online layaway. The Company is also in competition for end consumers with payment processors that do not offer layaway.

The three top alternative payment processors are currently PayPal™, Google Checkout™, and BillMeLater®. All three of these processors provide distinctive features that set them apart from their competition. In addition to Internet companies, the Company faces competition from other merchant services and finance companies, including web service providers and from traditional point-of-sale (POS) equipment, software providers and systems already installed into operating merchants. The Company expects that large retailers will adopt a multichannel solution beginning with the adoption of e-commerce integration followed by brick and mortar application. If large (top 300) retailers reintroduce layaway in stores prior to eLayaway ® Internet integration, the Company’s ability to penetrate them could be harmed.

The Company's success will, in large measure, depend on acceptance of its patent pending payment process, by both consumer and merchants. Achieving such acceptance will require a significant marketing investment.

The Company's success will be dependent on acceptance of its proposed services. Such acceptance cannot be assured nor can it be assured that its services can be developed or performed at acceptable cost levels. The Company’s inability to successfully market its products and services could result in the loss of some or all of your investment. If the Company’s service fails to generate the level of demand it anticipates, the Company will realize a lower than expected return from its investment in research and development and the Company’s results of operations may suffer. Furthermore, the Company has no historical operations and are a newly formed entity. As a start-up company, the Company may be viewed negatively by the marketplace and acceptance of its services may suffer.

The Company treats its proprietary information as confidential and relies on internal nondisclosure safeguards and on laws protecting trade secrets, all to protect its proprietary information.

There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company’s patents, trademarks, trade secrets, copyrights and/or other intellectual property rights are important assets to the Company. Various events outside of the Company’s control pose a threat to its intellectual property rights as well as to the Company’s products and services. Although the Company seeks to obtain patent protection for its systems, it is possible that the Company may not be able to protect some of these innovations. There is always the possibility, despite the Company’s efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

Risks Relating to Our Organization and Our Common Stock

As of April 12, 2010, we became a consolidated subsidiary of a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Merger, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Douglas R. Salie, our chief executive officer and chairman of our board of directors, beneficially owns or holds the proxies for a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Douglas R. Salie beneficially owns and holds the proxies for approximately 32.5% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 32.5% was based on shares held by Douglas R. Salie and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Sergio A. Pinon, Bruce Harmon and Donald Read.

Sergio A. Pinon, our chief marketing officer and vice-chairman of our board of directors, beneficially owns or holds the proxies for a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Sergio A. Pinon beneficially owns and holds the proxies for approximately 27.0% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 27.0% was based on shares held by Sergio A. Pinon and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Douglas R. Salie, Bruce Harmon and Donald Read.

Donald Read, one of our founders and a former officer, beneficially owns or holds the proxies for a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Donald Read beneficially owns and holds the proxies for approximately 15.6% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  Mr. Read has provided his proxy jointly and equally to Douglas R. Salie and Sergio Pinon.

Bruce Harmon, our chief financial officer and director of our board of directors,  beneficially owns or holds the proxies for a substantial portion of our outstanding stock, which enables it to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon beneficially owns and holds the proxies for approximately 13.1% of our outstanding common stock.  As such, it has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 13.1% was based on shares held by Bruce Harmon and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Douglas R. Salie and Sergio Pinon.

Ventana Capital, Inc. beneficially owns or holds the proxies for a substantial portion of our outstanding stock, which enables it to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Ventana Capital, Inc. beneficially owns and holds the proxies for approximately 23.5% of our outstanding common stock.  As such, it has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 13, 2010, the Board of Directors of the Company approved the issuance of 5,613,485 restricted shares of the Company’s Common Stock to satisfy certain outstanding obligations of eLayaway, Inc., the Company’s wholly-owned subsidiary.  In consideration of the shares issued, certain creditors cancelled the following obligations of eLayaway: (i) eLayaway’s obligation to issue 4,063,485 shares of common stock as a flat fee for investor relations services performed in connection with the merger of the Company’s wholly-owned subsidiary with and into eLayaway; (ii) eLayaway’s obligation to pay a fee of 300,000 shares of common stock as a flat fee for legal services performed in connection with the merger of the Company’s wholly-owned subsidiary with and into eLayaway and for future services; (iii) the obligation to pay a flat fee of 250,000 shares of common stock in exchange for future services to be performed for public relations; and (iv) the Company’s obligation to pay 1,000,000 shares to satisfy outstanding payment obligations to one of eLayaway’s officers.

On April 13, 2010, as part of the merger, the Company exchanged 2,365,946 warrants for common stock in the subsidiary into 1,182,973 shares of common stock of the Company.  This transaction was cashless.

On April 16, 2010, the Company converted promissory notes with two third parties, $25,000 and $100,000, respectively, into 50,000 and 200,000 shares of common stock, respectively.

Between April 20, 2010 and June 30, 2010, the Company sold 118,000 shares of common stock with a purchase price of $0.50 per share for a total of $59,000.

In May 2010, the Company settled $73,962 of employee accrued payroll through the granting of 220,730 five year warrants exercisable at $0.25 per share.

On May 18, 2010, the Company granted 21,500 warrants for common stock to a non-employee for services to be rendered through December 31, 2010.

The Securities were issued under through its officers, directors, and employees without commission under an exemption from registration under Rule 506 of Regulation D and/or Section 4(2) to accredited investors and less than 35 non-accredited investors.

Information set forth in Item 2.01 of this Current Report on Form 10-Q with respect to the issuance of unregistered equity securities in connection with the Merger is incorporated by reference into this Item 3.02.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Authorization of Series E Preferred Stock

On August 12, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc.  (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series E Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on August 13, 2010. The full text of the Certificate of Designation is attached hereto as Exhibit 3.3.

The Certificate of Designation created 2,500,000 shares of Series E Preferred Stock.  Each holder of Series E Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series E Preferred Stock is convertible into.  Each share of Series E Preferred Stock is convertible, at the option of the holder of the Series E Preferred Stock, into three (3) shares of the Company’s common stock.  Shares of the Series E Preferred Stock will be issued to certain officers of the Company as the Board determines if (i) the average closing price per share of the Company’s Common Stock equals or is greater than $50 per share for the preceding 20 trading days, (ii) the Company earns $0.50 per share EBITDA in any twelve consecutive months, (iii) the Company stock is trading on a U.S. Exchange such as AMEX, NASDAQ, or NYSE, or (iv) controlling interest of the Company is acquired by a third party.  Each shares of Series E Preferred Stock will be entitled to three (3) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”).  Upon the liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series E Preferred Stock).

Due to the Enhanced Voting Rights, following the issuance of shares of Series E Preferred Stock, the holders of the Series E Preferred Stock may be able to exercise voting control over the Company.  In such case, the holders of the Series E Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  The concentration of voting control in the Series E Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities.  In addition, the liquidation rights granted to the holders of the Series E Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

Authorization of Issuance of Stock Options

On August 12, 2010, the Company’s Board of Directors approved the grant of stock options under the 2010 Stock Option Plan to the current employees of the Company.  A total of 435,000 options were granted, each with an exercise price of $0.25 and a three year vesting period.

Change of Registered Agent

On August 3, 2010, the Company terminated Registrar and Transfer Company as the Company’s registered agent.  On August 3, 2010, the Company appointed OTC Stock Transfer Company as the Company’s new transfer agent with an address of 231 East 2100 South, Suite 3, Salt Lake City, UT 84115.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
31.1 (2)
Certification of Chief Executive Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)
Certification of Chief Financial Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

ELAYAWAY, INC.

Date: August 16, 2010	By:	/s/ Douglas R. Salie
Douglas R. Salie
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer