Form 10-Q
period 2010-09-30
eLayaway, Inc.
filed 2010-10-28
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

850-219-8210
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of October 27, 2010, the registrant had 18,414,118 shares of its Common Stock outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1

eLAYAWAY, INC. (fka Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$58,005	$30,983
Segregated cash for customer deposits	76,374	162,508
Prepaid expenses	25,671	25,682
Total current assets	160,050	219,173

Fixed assets, net	21,250	54,290

Intangibles, net	4,814	14,481

Other assets	10,000	-

Total assets	$196,114	$287,944

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Capitalized leases	$-	$2,974
Notes and convertible notes payable, net of discounts	113,203	175,703
Note payable to related parties, net of discounts	78,181	15,300
Accounts payable	449,369	418,008
Accounts payable to related parties	49,777	20,138
Accrued liabilities	447,863	381,895
Deposits received from customers for layaway sales	157,375	111,428
Total current liabilities	1,295,768	1,125,446

Long-term liabilities
Other liabilities	28,784	-
Total liabilities	1,324,552	1,125,446

Commitments and contingencies (Note 9)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, issued and outstanding (liquidation value $1,200,000)	1,854	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, issued and outstanding (liquidation value $1,770,000)	2,788	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, issued and outstanding (liquidation value $3,251,050)	3,142	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 186,243 and 132,242 issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation value $295,750)	186	132
Common stock, par value $0.001, 100,000,000 shares authorized, 18,362,490 and 9,221,517 shares issued and outstanding, respectively	18,363	9,222
Additional paid-in capital	10,020,882	6,442,411
Accumulated deficit	(11,175,653)	(7,297,051)

Total shareholders' equity (deficiency)	(1,128,438)	(837,502)

Total liabilities and shareholders' equity (deficiency)	$196,114	$287,944

 See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$14,909	$34,312	$63,645	$117,592
Cost of sales	76,629	139,188	224,690	397,517

Gross loss	(61,720)	(104,876)	(161,045)	(279,925)

Selling, general and administrative expenses (includes $137,953 and $2,979,841 of stock-based compensation and settlements for each of the three and nine months ended September 30, 2010 and none for the other periods presented)	395,647	167,365	3,664,776	649,765

Loss from operations	(457,367)	(272,241)	(3,825,821)	(929,690)

Other income (expense)
Interest expense	(34,439)	(2,268)	(52,781)	(4,195)
Total other income (expense), net	(34,439)	(2,268)	(52,781)	(4,195)

Net loss	$(491,806)	$(274,509)	$(3,878,602)	$(933,885)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.26)	$(0.10)

Weighted average shares outstanding - basic and diluted	18,284,338	9,221,517	14,844,324	9,221,517

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(3,878,602)	$(933,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,977	58,395
Amortization of intangibles	9,667	86,605
Amortization of debt discounts	28,750	-
Loss on conversion of accrued payroll into warrants	10,136	-
Loss on conversion of accounts payable into warrants	22,898	-
Issuance of warrants for services	79,030	-
Common stock granted for services	2,862,243	-
Issuance of options for services	5,534	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Segregated cash for customer deposit	86,134	(80,227)
Prepaid expenses	11	(915)
Increase (Decrease) in:
Accounts payable	121,213	207,605
Accounts payable to related parties	29,639	-
Accrued expenses	139,933	373,659
Long-term liability	28,784	-
Deposits received from customers for layaway sales	45,947	(80,337)
Net cash used in operating activities	(368,706)	(369,100)

Cash flows from investing activities
Purchase of property and equipment	(6,938)	-
Net cash used by investing activities	(6,938)	-

Cash flows from financing activities
Proceeds from related party loans	100,025	175,703
Proceeds from loans	165,000	-
Repayment of capitalized leases	(2,974)	(4,112)
Proceeds from sales of Series D preferred stock	60,000	100,000
Series D preferred cost offering cost	(3,000)	-
Common stock offering cost	(1,500)	-
Expenses paid by shareholders	6,115	-
Proceeds from sale of Series C preferred stock	-	105,001
Sale of common stock	79,000	-
Net cash provided by financing activities	402,666	376,592

Net increase in cash	27,021	7,492

Cash at beginning of year	30,983	7,567

Cash at end of year	$58,004	$15,059

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$13,891	$4,195
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of accounts payable with Series D preferred stock	$25,750	$-
Issuance of note payable for lease deposit	$10,000	$-
Conversion of payroll into warrants	$73,962	$-
Conversion of accounts payable into warrants	$64,102	$-
Converstion of notes payable to common stock	$125,000	$-
Debt discounts for beneficial conversion features value	$148,340	$-
Debt discounts for warrants issued with debt	$30,054	$-

See accompanying notes to consolidated financial statements.

 eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010

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

On March 29, 2010, MDIP was dissolved.

On July 28, 2010, eLayawaySPORTS, Inc. (eLSPORTS”), a Florida corporation, was formed as a subsidiary of the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended September 30, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 8-K filed on April 16, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The eLayaway ® concept is an online payment system that allows consumers to pay for the products and services they want using manageable periodic payments thereby making their purchase affordable and easy to budget.  Payments are automatically drafted from the consumer’s checking account via Automated Clearing House (“ACH”) on the schedule set by the consumer at the time of purchase.  Like traditional layaway of the past, delivery of the product or service occurs upon payment in full.  Although the payment process and supporting services are handled by eLayaway®, the merchant handles the order fulfillment.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries, eLCOMMERCE, eLSPORTS and MDIP, LLC (until dissolved on March 29, 2010) and majority owned subsidiary eLayaway Australia Pty, Ltd.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

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

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website	$-	-	$-	$-
Trademarks	4,814	-	-	4,814
Total Financial Assets	$4,814	-	$-	$4,814

Following is a summary of activity through September 30, 2010 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2010	$14,481
Amortization of intangibles	(9,667)
Ending balance at September 30, 2010	$4,814

 Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 580,625 shares of common stock, convertible notes convertible into 1,100,000 common shares and 7,971,075 preferred shares which are mandatorily convertible on a one for one basis to common stock upon the meeting of certain conditions.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2010.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $3,878,602 (includes $2,979,841 of stock-based compensation and settlements) and used cash in operating activities of $368,706 for the nine months ended September 30, 2010.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,135,718, $1,128,438 and $11,175,653, respectively, at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company, through its private placements, raised $79,000 from April 20, 2010 through July 6, 2010 (see note 7), and an additional $265,028 in cash received under promissory notes in 2010 through September 30, 2010 (see Note 3).  In July 2010, the Company discontinued its private placement and is currently evaluating future funding opportunities.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, classified as current consists of the following:

Notes and Convertible Notes Payable
		Unamortized	Principal, net
	Principal	Discount	of discounts
Hillside Properties	$10,000	$-	$10,000
Gary Kline (Convertible)	165,000	(112,500)	52,500
Premier Bank Lending Center	50,703	-	50,703
Total	$225,703	$(112,500)	$113,203

Notes Payable to Related Parties
		Unamortized	Principal, net
	Principal	Discount	of discounts
Ventana Capital Partners, Inc.	$20,000	$-	$20,000
Lakeport Business Services, Inc.	20,325	-	20,325
Robert Salie (Convertible)	25,000	(18,750)	6,250
Salie Family Limited Partnership	50,000	(18,394)	31,606
Total	$115,325	$(37,144)	$78,181

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  The note is in default but the Company is in negotiations with the lender to extend the note.

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

On November 2, 2009, the Company secured a note for $15,300 from Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 6 - Related Parties).  The note bears interest at a rate of 12%.  The note matures on January 1, 2010.  Harmon has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to January 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Harmon to the Company was added.

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note has a one year term and accrues interest at the rate of 7% per annum.

On April 6, 2010, the Company entered into a Convertible Promissory Note with an individual (the “Holder”) for $100,000.  The note has a one year term and accrues or pays, at the option of the Holder, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of the Holder into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the term of the one year note and accordingly, two months of interest of $22,500 were recorded as of September 30, 2010.

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s CEO, for $25,000.  The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan.  The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants that were issued as a loan fee with this debt.  The Company amortized $6,250 to interest expense through September 30, 2010 based on the one year term of the note.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000.  The principal is due in one year or upon the receipt of $450,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  As a condition of the financing, the Company issued 100,000 warrants for common stock at the exercise price of $0.33 per share.  The warrants have a five year life.  The Company recorded $18,394 for the relative fair value of the warrants as a Debt Discount which will be amortized over the term of the one year note.  For the period ended September 30, 2010, no amortization was recorded as it was immaterial.  (See Note 7.)

NOTE 4 – CAPITALIZED LEASE

Capitalized lease consist of the following:

	September 30,	December 31,
	2010	2009

Hancock Bank	$-	$2,974
Total	-	2,974
Less: Current portion	-	(2,974)
Long-term portion	$-	$-

The two-year lease for a telephone system was originated in May 2008.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.  On July 7, 2010, the Company entered into an agreement with Garden State Securities, Inc. (“GSS”) as advisor to the Company.  On August 18, 2010, the Company entered into a subsequent engagement agreement with GSS to act as an exclusive selling/placement agent for the Company.

NOTE 6 – RELATED PARTIES

Harmon, CFO and Director of the Company, is a note holder of the Company (see Note 3 – Notes Payable).  Accounts payable of $37,438 was due to our CFO’s company and himself personally, at September 30, 2010, for CFO services and advances to the Company.

Ventana, a significant shareholder, is a note holder of the Company (see Note 3 – Notes Payable).  Accounts payable of $11,840 was due to this significant shareholder at September 30, 2010, for contracted services to the Company.

Dr. Salie, father of the Company’s CEO and Chairman, is a note holder of the Company (see Note 3 – Notes Payable).

There is another $499 due to an officer of the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated five Series as Series A, B, C, D and E. Series A, B, C, and D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.  The Series A, B, C, and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company, or (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days.  Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

In September 2009, the Company issued a Private Placement Memorandum (“PPM”) to secure up to $3,000,000 with the issuance of Series D preferred stock at a par value of $1.588.  If all shares of the PPM were fully issued, they would represent 10% of the outstanding stock of the Company, assuming a conversion of all preferred stock.  The PPM was discontinued in early July 2010.  In the nine months ended September 30, 2010, the Company sold 37,785 Series D shares for cash of $60,000 and issued 16,216 Series D shares to settle $25,750 of liabilities. The Company incurred $3,000 of offering costs.  There was no gain or loss on the settlement.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  The common stock is voting.

On the April 12, 2010 there was a deemed issuance by the Company of 1,786,515 common shares to the pre-merger shareholders of Tedom. (See Recapitalizations below.)

In April 2010, the Company granted 5,613,485 fully vested shares of common stock for services rendered.  The shares were valued at $2,806,743 or $0.50 per share based on the contemporaneous selling price of common stock discussed below.  The expense was recognized on the grant date.

On April 20, 2010, the Company started a new private placement funding procurement effort to sell up to 3,000,000 common shares of the Company at $0.50 per share for maximum gross proceeds of $1,500,000.  The minimum investment per purchaser is $50,000 and there is no minimum amount that must be raised by the Company for the offering to close. The Company will pay a 10% finder’s fee to persons who assist with the sale of the Company shares.  In the nine months ended September 30, 2010, the Company sold 158,000 shares of common stock for cash of $79,000 under this private placement.

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

In July 2010, the Company became obligated to issue 50,000 common shares each month to Garden State Securities for services as discussed below as part of one year of monthly payments.  The shares in July were valued at the private placement price of $.50 per share or $25,000, the shares in August and September are valued at the then $0.26 and $0.35, respectively, quoted trading price of the Company's common stock or $13,000 and $17,500, respectively, since the private placement terminated in early July 2010.  The share values are recognized as expense on the issuance dates.

During the nine months ended September 30, 2010 the Company paid $1,500 of offering costs relating to the sale of common stock and $3,000 of offering costs relating to the sale of Series D preferred shares.

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

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2009	2,165,945	$0.25
Granted	559,895	$0.25
Exercised	-	$-
Exchanged for shares	(2,365,945)	$0.25
Expired	-	$-

Outstanding at September 30, 2010	359,895	$0.24	4.86	$25,655

Exercisable at September 30, 2010	359,895	$0.24	4.86	$25,655

Weighted Average Grant Date Fair Value		$0.39

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

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognizing the $10,557 expense over the service period through December 2010.  As of September 30, 2010, the Company recognized $2,111 of expense which is included in operations.

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

On July 6, 2010, the Company contracted with GSS, a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company can terminate the agreement with thirty days notice after the initial ninety days.  On July 8, 2010, 50,000 warrants were granted with an exercise price of $0.11 and valued at $0.462 per warrant or $23,100 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	118%
Dividend Yield	0
Risk Free Interest Rate	0.82%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized an expense of $23,100 on the issuance date since the warrant is earned.

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized a loss of $4,110 immediately since this was a sign on bonus with no future service requirement.

On August 8, 2010, the Company granted to GSS 50,000 warrants with an exercise price of $0.28 and valued at $0.249 per warrant or $12,450 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.30
Expected Term	5 Years
Expected Volatility	120%
Dividend Yield	0
Risk Free Interest Rate	0.64%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized an expense of $12,450 on the issuance date since the warrant is earned.

On September 8, 2010, the Company granted to GSS 50,000 warrants with an exercise price of $0.20 and valued at $0.311 per warrant or $15,550 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.35
Expected Term	5 Years
Expected Volatility	128%
Dividend Yield	0
Risk Free Interest Rate	0.66%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized an expense of $15,550 on the issuance date since the warrant is earned.

On September 22, 2010, the Company issued as a loan fee to the Salie Family Limited Partnership (see Note 3 – Notes Payable and Note 6 – Related Parties) 100,000 warrants with an exercise price of $0.34 and valued at $0.291 per warrant or $29,100 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.35
Expected Term	5 Years
Expected Volatility	129%
Dividend Yield	0
Risk Free Interest Rate	0.73%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company computed the relative fair value of the warrant as $18,394 and has recorded the value as a debt discount to be amortized into interest expense over the one year term of the note.

The Company has granted warrants to employees.  Warrant activity for employees the nine months ended September 30, 2010 is as follows:

			Weighted

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2009	-	$-

Granted	220,730	$0.2500
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at September 30, 2010	220,730	$0.2500	4.63	$55,183

Exercisable at September 30, 2010	220,730	$0.2500

Weighted Average Grant Date Fair Value		$0.3800

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

Stock Options

The Company has granted options to employees.  Options activity for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2009	-	$-

Granted	435,000	$0.2500
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at September 30, 2010	435,000	$0.2500	9.87	$2,350

Exercisable at September 30, 2010	-	$0.2500

Weighted Average Grant Date Fair Value		$0.2500

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $5,534 through September 30, 2010.

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2010.  There have been no losses in these accounts through September 30, 2010.

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

On October 8, 2010, the Company issued 50,000 shares to GSS as per the agreement between GSS and the Company (see Note7).  The shares are valued at the then $0.30 quoted trading price of the Company’s common stock or $15,000.  The share values will be recognized as expense on the issuance date.

On October 8, 2010, the Company granted 50,000 warrants with an exercise price of $0.30 per share for common stock to Garden State Securities, Inc. in conjunction with their July 6, 2010 agreement discussed previously.  The warrants were valued at $0.261 per warrant or $13,050 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.30
Expected Term	5 Years
Expected Volatility	135%
Dividend Yield	0
Risk Free Interest Rate	0.45%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company will recognize an expense of $13,050 on the issuance date since the warrant is earned.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 8-K dated April 16, 2010 for the fiscal year ended December 31, 2009 and in our subsequent filings with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue. For the three months ended September 30, 2010, our revenue was $14,909, compared to $34,312 for the same period in 2009, representing a decrease of 56.5%. This decrease in revenue was primarily attributable to the effect of the deficiency in funding to provide further integration, the effect of a decrease in marketing, and a restructuring of fees for merchants.

Gross Loss. For the three months ended September 30, 2010, our gross loss was $61,720, compared to a gross loss of $104,876 for the same period in 2009, representing a decrease of 41.1%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($76,629 and $139,188, for the three months ended September 30, 2010 and 2009, respectively).

Selling, General and Administrative Expenses. For the three months ended September 30, 2010, selling, general and administrative expenses were $395,647 compared to $167,365 for the same period in 2009, an increase of 136.4%.  This increase was primarily caused primarily by stock-based compensation and settlements (from $0 to $137,953, or 60.4% of the total increase) and increased professional fees (from $63,485 to $252,523).

Net Loss. We generated net losses of $491,806 for the three months ended September 30, 2010 compared to $274,509 for the same period in 2009, an increase of 79.0%, of which $137,953 for stock-based compensation represents 63.5% of the increase.

Nine months ended September 30, 2010 Compared to the nine months ended June 30, 2009

Revenue. For the nine months ended September 30, 2010, our revenue was $63,645, compared to $117,592 for the same period in 2009, representing a decrease of 45.9%. This decrease in revenue was primarily attributable to the effect of the deficiency in funding to provide further integration, the effect of a decrease in marketing, and a restructuring of fees for merchants.

Gross Loss. For the nine months ended September 30, 2010, our gross loss was $161,045, compared to a gross loss of $279,925 for the same period in 2009, representing a decrease of 42.5%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($224,690 and $397,517, for the nine months ended September 30, 2010 and 2009, respectively).

Selling, General and Administrative Expenses. For the nine months ended September 30, 2010, selling, general and administrative expenses were $3,664,776 compared to $649,765 for the same period in 2009, an increase of 464.0%.  This increase was primarily caused by stock-based compensation and settlements (from $0 to $2,979,841, or 98.8% of the increase).

Net Loss. We generated net losses of $3,878,602 for the nine months ended September 30, 2010 compared to $933,885 for the same period in 2009, an increase of 315.3%, of which stock-based compensation accounted for 101.2% of the increase.

Liquidity and Capital Resources

General. At September 30, 2010, we had cash and cash equivalents of $58,005. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 4 months.

Our operating activities generated an increase in cash flow of approximately $27,022 for the nine months ended September 30, 2010, and we used cash in operations of approximately $369,100 during the same period in 2009. The principal elements of cash flow from operations for the nine months ended September 30, 2010 included a net loss of $3,878,602, offset by depreciation expense of $39,977, amortization expense of $9,667, and stock-based compensation and settlements of $2,979,841.

Cash generated in our financing activities was $402,666 for the nine months ended September 30, 2010, compared to cash generated of approximately $376,592 during the comparable period in 2009. This decrease was primarily attributed to a concentrated effort of capital procurement in 2009 compared to 2010.

Cash used in investing activities during the nine months ended September 30, 2010 was $6,938 compared to $0 during the same period in 2009. Zero investments were attributable to the Company not making acquisitions due to cash flow restrictions.

As of September 30, 2010, current liabilities exceeded current assets by 8.1 times. Current assets decreased from $219,173 at December 31, 2009 to $160,050 at September 30, 2010 whereas current liabilities increased from $1,125,446 at December 31, 2009 to $1,295,768 at September 30, 2010.

	Nine months ended
	September 30, 2010	September 30, 2009
Cash used in operating activities	$(368,706)	$(369,100)
Cash used in investing activities	(6,938)	-
Cash provided by financing activities	402,666	376,592
Net changes to cash	$27,022	$7,492

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $63,645 and net losses of $3,878,602 ($2,979,841 represents stock-based compensation and settlements) for the nine months ended September 30, 2010 compared to sales of $117,592 and net loss of $933,885 for the nine months ended September 30, 2009.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,135,718, $1,128,438 and $11,175,653, respectively, at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine months ended September 30, 2010 covered by this Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2010 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 27, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

Between April 20, 2010 and September 30, 2010, the Company sold 158,000 shares of common stock with a purchase price of $0.50 per share for a total of $79,000.

In May 2010, the Company settled $73,962 of employee accrued payroll through the granting of 220,730 five year warrants for common stock exercisable at $0.25 per share.

On May 18, 2010, the Company granted 21,500 warrants for common stock with an exercisable price of $0.01 to a non-employee for services to be rendered through December 31, 2010.

On July 6, 2010, the Company granted 50,000 warrants for common stock to non-employee and related party as a condition of a convertible promissory note.  The warrants have an exercise price of $0.25 with a five year life.

On July 7, 2010, the Company settled $9,465 of employee accrued payroll through the granting of 28,395 warrants for common stock exercisable at $0.25 per share.

On July 8, 2010, the Company granted to Garden State Securities, Inc. (“GSS”), a FINRA member firm, 50,000 five year warrants exercisable at $0.11.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.50 per share.

On July 12, 2010, the Company granted 10,000 warrants for common stock to an individual that was appointed to the Company’s Advisory Board.  The five year warrants have an exercise price of $0.50.

On August 8, 2010, the Company granted to GSS 50,000 five year warrants exercisable at $0.28.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.26 per share.

On August 12, 2010, the Company’s Board of Directors approved the issuance of stock options under the 2010 Stock Option Plan to the current employees of the Company.  A total of 435,000 options were issued, each with an exercise price of $0.25 and a three year vesting period.

On September 8, 2010, the Company granted to GSS 50,000 five year warrants exercisable at $0.20.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.35 per share.

On September 22, 2010, the Company, as a condition of a promissory note, granted to the Salie Family Limited Partnership, a related party, 100,000 five year warrants for common stock exercisable at $0.34.

On October 8, 2010, the Company granted to GSS 50,000 five year warrants exercisable at $0.30.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.30 per share.

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

None

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
31.1 (3)
Certification of Chief Executive Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (3)
Certification of Chief Financial Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Chief Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (3)	Certification of Chief Financial Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)      Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

ELAYAWAY, INC.

Date: October 28, 2010	By:	/s/ Douglas R. Salie
Douglas R. Salie
Chief Executive Officer

Date: October 28, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer