Form 10-K
period 2010-12-31
eLayaway, Inc.
filed 2011-03-30
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010                        Commission file number 333-148516

ELAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
(Exact name of registrant as specified in its Charter)

Delaware	20-8235863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 Summit Lake Drive, Suite 205, Tallahassee, Florida  32317
(Address of principal executive offices)
Registrant’s telephone number: (850) 219-8210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2011.

Common Shares Outstanding 25,640,158

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for eLayaway, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business

General Overview

We are a patent pending electronic, or Internet-based, payment process that was conceived to provide additional payment options to consumers and merchants (online and brick and mortar) alike. eLayaway®, like PayPal™, is a comprehensive solution for centralized payment processing.  While PayPal™ processes upfront full payment for goods and services, eLayaway® facilitates payment over time.  At this time, credit card issuers are limiting its future cardholders, reducing credit lines, charging predatory interest rates, and/or cancelling accounts.  eLayaway® is the viable replacement for the deficiencies left by the credit card industry pull back.

The eLayaway® budget conscience payment option allows for consumer directed partial payments to be made over time and for goods and/or services to be rendered once all payments have been made in full. The Company’s mission is to empower consumers with affordable and fiscally responsible payment methods and services. Equally as important, this provides merchants, both online and brick and mortar, more opportunities to provide goods and/or services thereby potentially being the difference for struggling companies in their survival, maintaining cash flow for these companies, and/or affording them the opportunity to maintain their employment levels due wholly or partially to the options provided by eLayaway®.

We can accommodate multiple funding sources including, but not limited to, Automated Clearing House (“ACH”), eLayaway Virtual Terminal, cash, bank debit cards, stored value debit cards, prepaid cards, retail location processor, mobile apps, and more.

We were founded in 2005 after being extracted from an incubator company, Triadium, Inc. (f/k/a Triadium Holdings, LLC).  The initial years were spent raising capital through friends and family thereby facilitating the growth of the Company from its pilot program launched 2006 and brand awareness stages to the extensive launch in 2011.

The Company reports its business under the following SIC Code:

    SIC Code        Description

       6141             Personal Credit Institutions

Our corporate headquarters are located at 1625 Summit Lake Drive, Suite 205, Tallahassee, Florida 32317. The Company’s primary web site is www.elayaway.com.  The web site is not incorporated in this Form 10-K.

The Industry

Consumer Economics

For the first time since the Great Depression, the national personal savings rate has reached negative levels. That fact coupled with overwhelming consumer debt and Americans living 10 to 20 years longer indicates that the next several decades may prove difficult for many.

Banks and credit card companies are partly to blame for our predicament. Their aggressive marketing tactics and minimum payment strategies have made it easy for consumers to overspend and overpay for money borrowed. Recent pressure from federal regulators has required many credit card companies to double their minimum payment requirements from 2% to 4% of the balance. Many of their customers living on a tight budget are finding it difficult to adjust. They are experiencing the true cost of credit. As interest rates increase (up to 29.99%) and consumers begin to reevaluate their spending habits, smart merchants will seek consumer-friendly payment alternatives.  The Federal government is attempting to regulate the credit card industry but, as in the past, these billion dollar companies will continue to find loopholes to the benefit of the credit and company and sometimes to the detriment of the cardholder.

The debt crisis has been solidified by the recent sub-prime market crash. All banks have drastically increased their credit qualifications due to increased defaults and delinquencies. This effect has left fewer and fewer consumers with access to credit. Credit card companies have decreased credit limits and/or cancelled accounts. The fall of the real estate market has also slowed spending from home equity accounts as a significant percent of mortgages are close to or exceed the current market value of the mortgaged property. These factors have created a storm that is causing a major decline in the access and use of credit. This situation has caused millions of consumers (and merchants alike) to seek out alternatives like eLayaway®. The FTC has acknowledged layaway as a viable option (see http://www.ftc.go v/bcp/edu/pubs/consumer/alerts/alt173.shtm and http://www.ftc.gov/bcp/edu/pubs/business/adv/bus17.shtm ).

Online Payment Processing

The most important part of selling online is accepting payments from customers. These payments range from a single transaction (i.e. the purchase of an item from a web site) to a series of transactions from a customer (i.e. the payment of membership fees or installment payments via a web site). Online payment processing offers a customer the convenience of submitting their credit card or other forms of payment on a web site, and allows merchants to receive money from this transaction. Recurring payment processing allows merchants to set up regularly scheduled payments for their customers for a series of transactions.

Online payment processing requires coordinating the flow of transactions among a complex network of financial institutions and processors. Fortunately, technology has simplified this process, so that with the right solution, payment processing is easy, secure and seamless for both merchant and consumer.

PayPal™, the premier upfront payment source, became a powerful alternative to eBay®’s Billpoint (acquired by eBay® in 2002 for $43.5 million) resulting in eBay® buying the superior PayPal™ (also in 2002) for $1.5 billion.  eBay® also acquired BillMeLater® in 2008 for $850 million.

Online Retail

There are currently 300 online retailers that each generates more than $20,000,000 in annual sales volume. We classify these merchants as enterprise level merchants. This merchant segment represents 50% of all transactions online. Many of these enterprise level merchants are experiencing an increase in the denial rates of their own branded credit programs.

Additionally, over 900,000 small business merchants that each generates less than $20,000,000 in annual sales volume operate in the e-commerce marketplace. These merchants have traditionally struggled to offer additional credit-based multiple payment processes. The small business merchant market is growing by an average of 30% per year.

Customers

Merchants

The merchants that currently utilize and/or are target merchants range from online retailers, brick and mortar retailers, sports teams, travel companies, service industries, and health providers.  The Company currently has four divisions; eLayawayCOMMERCE, eLayawaySPORTS, eLayawayTRAVEL, and eLayawayHEALTH.

eLayawayCOMMERCE supports the traditional retail industry at large.  This includes both online and brick and mortar retailers that sell general merchandise such as electronics, jewelry, appliances, toys, apparel, automotive, etc.  Major merchants/affiliates include Best Buy®, The Home Depot®, Bass Pro Shop®, Apple®, Hyatt® and others.

eLayawaySPORTS currently provides layaway services for the purchase of season tickets for the Minnesota Vikings, Jacksonville Jaguars, and the Detroit Red Wings.  Efforts are in process for expanding the team coverage with certain National Football League teams, a pilot program with the National Basketball Association and Major League Baseball, and expansion with the National Hockey League.  The eLayaway process is also being marketed to colleges and universities and other professional sports leagues.  The service would be applicable to season tickets, individual game tickets and the sale of memorabilia and other related items related to the team.

eLayawayTRAVEL focuses on the cruise industry and other packaged travel programs.  Currently, the Company has a relationship with Carnival Cruise Line® (“Carnival®”) to provide eLayawayTRAVEL access to Carnival®’s API (Application Programming Interface).  Additional relationships with other travel package providers and individual agents are pending.

eLayawayHEALTH will provide various options for individuals desiring elective procedures.  This division will be marketed in 2011 or later.

Consumers

The consumers that utilize our online payment processor is not defined by any particular segment of the population as our service is used for anything from putting back-to-school items on layaway to putting season tickets for a professional sports team on layaway.  Our layaways have historically ranged from approximately $25 to $19,000.  The consumers, due to the economic situations, have evolved into “planners” and are grasping the budget concepts which parallels the concept of what eLayaway can accommodate.

Historically, the consumers that subscribe to memberships are based in the United States.  The eLayaway® concept can be easily expanded to work with consumers internationally, especially countries such as Australia, Canada, and various European countries.  In 2011, the Company projects the launch of its Hispanic version of the web site.

Spanish Web Site

On March 21, 2011 eLayaway, Inc. launched eApartado.com, a Spanish version of its website. The site replicates the English version of its website, eLayaway.com. Site content, FAQ’s, alerts and the user interface will be offered in both English and Spanish. Although the application was designed to support multiple languages as well as manage different currencies, payment processing will be limited to U.S. merchants transacting in USD at this time. Spanish was chosen as the Company’s first multi-lingual release due to consumer demand and marketing opportunities with strategic partners currently engaged in the Hispanic market. The site will launch utilizing eLayaway’s existing network of merchants and affiliates. The Spanish version of eLayaway.com is accessible by clicking on a tab at the top of eLayaway.com or directly by visiting eApartado.com. The brand and the process will continue to be referred to as eLayaway

According to the U.S. Census Bureau, approximately 15% of the U.S. population is Hispanic or over 45 million people. A recent Pew Home Broadband Adoption Report showed that 40% of Hispanic households have Internet connections at home. In 2010, comScore reported that more than 15% of U.S. Hispanic Internet users prefer Spanish as their language of choice when browsing the Internet.

Our Products and Services

We are active in the alternative payment processor industry providing online layaway to Internet based companies, to brick and mortar retailers and to other industries, including but not limited to, travel, sports and health.

Our Products

Members Products

eLayaway® provides its members with a debt-free payment option that enables them to purchase the items they want and/or need most, using a flexible payment plan that fits their budget. Our members also have access to various amenities on eLayaway® such as its patent pending payment calculator and extensive merchant network. In addition, customers receive weekly email newsletters that keep them informed about upcoming events, shopping trends, and benefits of eLayaway®. Our goal is to encourage a member base of smart, credit-conscious shoppers, who understand the value of intelligent shopping and remain loyal to eLayaway®.

There are two types of eLayaway® members: Standard and Advantage. Standard memberships are free to the consumer. Standard members pay a transaction fee to use the system. Advantage members are charged a monthly membership fee and a limited amount of free transactions. Qualified purchases are also reported to PRBC® where their payment history is recorded and reported to FICO® where it helps improve their Enhanced FICO® Score.

Merchant Product

eLayaway® provides its merchants with a profitable alternative payment option that allows them to offer a unique feature that sets them apart from their competition. This option allows merchants to increase their market reach; in addition to the merchants collecting 100% of the asking price for their goods and services. Many merchants use eLayaway® as a selling point to their customers and actively market eLayaway® throughout their web sites to stimulate interest in their shoppers. Merchants can generate additional revenue from selling products to shoppers who otherwise could not afford to buy them. eLayaway® merchants also benefit from the increased traffic their web sites generate from the growing member base of eLayaway®.

Merchants pay subscription and transaction fees to integrate and use the eLayaway® system.  In exchange for these fees, merchants receive access to the eLayaway® payment option, limited marketing support, and inclusion in the eLayaway® merchant directory and search engine.  This subscription fee is recognized as revenue on a monthly basis over the twelve month subscription period.

Future Products and Services

Products Under Development

We have several product/service initiatives under development:

•
eLayaway 2.0 – This updated release will not only accommodate multiple funding sources (i.e. eLayaway Virtual Terminal, cash, bank debit cards, stored value debit cards, prepaid cards, retail location processor, mobile apps, etc.) beyond ACH, it will also make it possible for the system to accept currencies other than USD.  Our members and merchants will enjoy additional administrative features like custom reminders and improved system flexibility.  Operationally, the release will enhance internal reporting and accounting.

•
Onsite Advertising Program – Merchants will be able to advertise to their customers in our payment receipts and email reminders.  They will also be able to advertise throughout the site to the general public.

•
eLayawayMALL upgrades – The current affiliate program will be expanded to allow existing eLayaway merchants the ability to buy space in the eLayawayMALL to upload and manage their own products and services.

•	eApartado.com – A Spanish version of the eLayaway.com web site.
•
Private Licensing Program – The eLayaway calculator will be customizable to match a licensed partner’s brand/program.  Additional services we may offer in the future include multiple languages for the U.S. site, international sites and enhanced credit reporting capabilities.

 Competition

eLayaway®’s competitors are not limited to companies that offer online layaway. The Company is also in competition for end consumers with payment processors that do not offer layaway. The three top alternative payment processors are currently PayPal™, Google Checkout™, and BillMeLater®. All three of these processors provide distinctive features that set them apart from their competition. In addition to Internet companies, the Company faces competition from other merchant services and finance companies, including web service providers and from traditional point-of-sale (POS) equipment, software providers and systems already installed into operating merchants. The Company expects that large retailers will adopt a multichannel solution beginning with the adoption of e-commerce integration followed by brick and mortar application. If large (top 300) retailers reintroduce layaway in stores prior to eLayaway® integration, the Company’s ability to penetrate them could be harmed.

Strategy

Our strategy is to build upon our foundation of fiscally responsible spending and to provide both consumers and merchants affordable and relevant financial solutions.  By leveraging state-of-the-art technology, implementing the latest sales strategies, engaging the market with effective marketing and following strict policies and procedures, we intend to become the standard of excellence by which others are measured. Continued development and innovation will ensure our relevance far into the future. Both our brand and our product will continue to evolve becoming more than just a payment plan followed by just-in-time fulfillment.

Suppliers

We are not dependent on any significant product or service from third parties.  We have strategic alliances with certain third parties.

Intellectual Property

Patents

We have a U.S. Provisional systems patent pending (Serial No. 60/727,519), non-provisional, executed inventor assignment document (Serial No. 11/550,301) for “Electronic Payment System and Method”. The patents are filed under the company name MDIP, LLC, which is a partnership incorporated for the full purpose of accommodating the Company’s current and future patents.  The partnership was wholly-owned by eLayawayCOMMERCE, Inc. until MDIP, LLC was dissolved in 2010 and all rights of MDIP, LLC were assigned to eLayawayCOMMERCE, Inc.

Registered Trademarks

We have registered trademarks with the United States Patent and Trademark Office (USPTO) for the company name “eLayaway (stylized and/or with design)” (Serial No. 77/212,248); the Company logo “a stylized E in an egg shaped circle” (Reg No. 3,487,235 - current); and the Company tagline “Credit is Overrated”.

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics used in conjunction with their published digital media (web site and DVD) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

We plan to apply for additional patents, copyrights and trademarks as applicable necessary or desirable in the evolution of our business.

Regulatory Matters

Our operations are not currently subject to any governmental regulations specific to layaway.  We do follow and consult relevant policies and procedures established for financial institutions to manage internal operations.

Employees

As of April 12, 2010, we had a total of nine full time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Property

We lease approximately 2,500 square feet of office space in Tallahassee pursuant to a lease that will expire in May 2013. This facility serves as our corporate headquarters.

In connection with the continuation of this lease, we issued to our landlord a promissory note for $10,000 related to the required deposit.  The note, which accrues interest at 7% (per annum) is for one year expiring in February 2011 and is currently in default.  Our monthly rent is approximately $5,700 of which approximately $2,700 per month is deferred until 2013.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

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

We were formed on September 8, 2005 and have reported annual net losses since inception. For our year ended December 31, 2010 and 2009, we experienced net losses of $4,304,230 and $1,192,765, respectively. As of December 31, 2010, we had an accumulated deficit of $11,601,281. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2010, our available cash balance was $100,099. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We began operations in September 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $90,771 and $155,658 for the years ended December 31, 2010 and 2009, respectively.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

The availability of the Company’s products and services depends on the continuing operation of eLayaway®’s information technology and communications systems. Any damage to, or failure of, eLayaway®’s systems could result in interruptions in its service, which could reduce the Company’s revenues and profits, and ultimately, damage eLayaway®’s brand name.

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

The Company's success will be dependent on acceptance of its proposed services. Such acceptance cannot be assured nor can it be assured that its services can be developed or performed at acceptable cost levels. The Company’s inability to successfully market its products and services could result in the loss of some or all of your investment. If the Company’s service fails to generate the level of demand it anticipates, the Company will realize a lower than expected return from its investment in research and development and the Company’s results of operations may suffer. Furthermore, the Company has limited historical operations. As an early stage company, the Company may be viewed negatively by the marketplace and acceptance of its services may suffer.

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

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

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

Douglas R. Salie beneficially owns and holds the proxies for approximately 23.5% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 23.5% was based on shares held by Douglas R. Salie and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Sergio A. Pinon and Bruce Harmon.

Sergio A. Pinon, our chief marketing officer and vice-chairman of our board of directors, beneficially owns or holds the proxies for a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Sergio A. Pinon beneficially owns and holds the proxies for approximately 16.5% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 16.5% was based on shares held by Sergio A. Pinon and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Douglas R. Salie and Bruce Harmon.

Donald Read, one of our founders and a former officer, beneficially owns or holds the proxies for a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Donald Read beneficially owns and holds the proxies for approximately 13.4% of our outstanding shares of common stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  Mr. Read has provided his proxy jointly and equally to Douglas R. Salie and Sergio Pinon.

Bruce Harmon, our chief financial officer and director of our board of directors,  beneficially owns or holds the proxies for a substantial portion of our outstanding stock, which enables it to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon beneficially owns and holds the proxies for approximately 4.7% of our outstanding common stock.  As such, it has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.  The calculation of the 4.7% was based on shares held by Bruce Harmon and proxies, of whom he may be a joint holder, thereby said proxies may be double counted in conjunction with the disclosures for Douglas R. Salie and Sergio Pinon.

Ralph Amato beneficially owns or holds the proxies for a substantial portion of our outstanding stock, which enables it to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Ralph Amato, the controlling party for Ventana Capital, Inc. and RDA Equities, LLC, beneficially owns and holds the proxies for approximately 20.1% of our outstanding common stock.  As such, it has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,500 square feet of office space in Tallahassee pursuant to a lease that will expire in May 2013. This facility serves as our corporate headquarters.

In connection with the continuation of this lease, we issued to our landlord a promissory note for $10,000 related to the required deposit.  The note, which accrues interest at 7% (per annum) is for one year expiring in February, 2011.  We are currently in default of the note.  Our monthly rent is approximately $5,700 of which approximately $2,700 per month is deferred until 2013.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 29, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

In 2008, a former employee who served as the CEO of the Company and was an original founder of the Company was terminated for alleged wrongdoings.  The Company alleges that this individual illegally deposited investor funds into company bank accounts not authorized by the board of directors and wrote unauthorized checks, combined for approximately $371,000.  Subsequently, this individual allegedly withdrew the deposited funds and deposited them into accounts not controlled by the Company.  The board of directors, upon knowledge of this activity, removed this individual from the Company.  The Company has turned this matter over to the Florida Department of Law Enforcement.  The Company does not believe that these funds are recoverable.

In March 2011, a former employee who served as the CFO of the Company from 2007 to 2009 contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  The Company’s position is that such compensation is not warranted by any contractual obligation and would be construed as a violation of securities law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to raise additional funding.  The Company has issued what it believes to be a fair settlement offer, and the former officer has failed to respond.  The Company intends to vigorously defend itself and believes that the claims are without merit.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ELAY.OB.”  As of December 31, 2010, the Company’s common stock was held by 104 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2009 (for Tedom Capital, Inc.).  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low

First Quarter	$1.42	$0.37	$0.87	$0.87
Second Quarter	$1.01	$0.11	$0.87	$0.87
Third Quarter	$1.01	$0.11	$0.87	$0.87
Fourth Quarter	$0.34	$0.06	$0.87	$0.87

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-    contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
-    contains a toll-free telephone number for inquiries on disciplinary actions;
-    defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-    contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-   bid and offer quotations for the penny stock;
-   the compensation of the broker-dealer and its salesperson in the transaction;
-   the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-   monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for eLayaway, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

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

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO THE YEAR ENDED DECEMBER 31, 2009

Results of Operations

Revenue. For the year ended December 31, 2010, our revenue was $90,771, compared to $155,658 for the same period in 2009, representing a decrease of 41.7%. This decrease in revenue was primarily attributable to the effect of the deficiency in funding to provide further integration, the effect of a decrease in marketing, and a restructuring of fees for merchants.

Gross Loss. For the year ended December 31, 2010, our gross loss was $158,759, compared to a gross loss of $334,082 for the same period in 2009, representing a decrease of 52.5%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($249,530 and $489,740, for the year ended December 31, 2010 and 2009, respectively).

Selling, General and Administrative Expenses. For the year ended December 31, 2010, selling, general and administrative expenses were $4,029,681 compared to $852,030 for the same period in 2009, an increase of 373%.  This increase was primarily caused primarily by stock-based compensation and settlements (from $0 to $3,230,267, or 101.7% of the total increase).

Net Loss. We generated net losses of $4,304,230 for the year ended December 31, 2010 compared to $1,192,765 for the same period in 2009, an increase of 261%, of which $3,230,267 for stock-based compensation and settlements represents 103.8% of the increase.

Liquidity and Capital Resources

General. At December 31, 2010, we had cash and cash equivalents of $100,099. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $626,444 for the year ended December 31, 2010, and we used cash in operations of $504,500 during the same period in 2009. The principal elements of cash flow from operations for the year ended December 31, 2010 included a net loss of $4,304,230, offset by depreciation expense of $42,330, amortization expense of $9,774, and stock-based compensation and settlements of $3,230,267.

Cash generated in our financing activities was $702,498 for the year ended December 31, 2010, compared to cash generated of $527,916 during the comparable period in 2009. This increase was primarily attributed to a concentrated effort of capital procurement in 2010 compared to 2009

Cash used in investing activities during the year ended December 31, 2010 was $6,938 compared to $0 during the same period in 2009. Zero investments were attributable to the Company not making acquisitions due to cash flow restrictions.

As of December 31, 2010, current liabilities exceeded current assets by 5.0 times. Current assets increased from $219,173 at December 31, 2009 to $317,775 at December 31, 2010 whereas current liabilities increased from $1,125,446 at December 31, 2009 to $1,593,417 at December 31, 2010.

	Year ended
	December 31, 2010	December 31, 2009
Cash used in operating activities	$(626,444)	$(504,500)
Cash used in investing activities	(6,938)	-
Cash provided by financing activities	702,498	527,916
Net changes to cash	$69,116	$23,416

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $90,771 and net losses of $4,304,230 ($3,230,267 represents stock-based compensation and settlements) for the year ended December 31, 2010 compared to sales of $155,658 and net loss of $1,192,765 for the year ended December 31, 2009.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,275,642, $1,269,295 and $11,601,281, respectively, at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2010 and 2009.

Website Development Costs.  The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Impairment of Long-Lived Assets.  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements.   The Company measure their financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

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

Revenue Recognition. Revenues are recognized on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statement.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service  has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams as follows:

•	Transaction fees for each layaway, which are recognized at the point-of-sale.
•	eLayawayADVANTAGE™, which is a monthly consumer membership fee paid in advance each month and recognized pro rata over the service period.
•
eLayawayMALL commissions which are commissions earned by referring customers to merchants through the Company’s website and are recognized by the Company at the point of sale by the third party merchant.

•	Cancellation fees ($25 per cancellation) which are charged to eLayaway members upon cancellation of their order and recognized on the cancellation date.
•	Merchant subscription fees which are either monthly merchant service fees recognized pro rata over the service period or transaction fees recognized at the point-of-sale.
•	Interest income derived from the escrow account which is included as other income.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

eLayaway, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
eLayaway, Inc.

We have audited the accompanying consolidated balance sheets of eLayaway, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLayaway, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $4,304,230 and $1,192,765 in 2010 and 2009, respectively, and used cash for operating activities of $626,444 and $504,500 in 2010 and 2009, respectively.  At December 31, 2010, the Company had a working capital deficiency, shareholders’ deficiency and accumulated deficit of $1,275,642, $1,269,295 and $11,601,281, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2011

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

	2010	2009

ASSETS

Current assets
Cash	$100,099	$30,983
Segregated cash for customer deposits	47,604	162,508
Prepaid expenses	170,072	25,682

Total current assets	317,775	219,173

Fixed assets, net	18,898	54,290

Intangibles, net	4,707	14,481

Other assets	10,000	-

Total assets	$351,380	$287,944

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Capitalized leases	$-	$2,974
Notes, convertible notes, and lines of credit payable, net of discounts	146,785	175,703
Notes payable and lines of credit to related parties, net of discounts	402,825	15,300
Accounts payable	402,355	418,008
Accounts payable to related parties	32,921	20,138
Accrued liabilities	405,273	381,895
Liability to guarantee equity value	135,000	-
Deposits received from customers for layaway sales	68,258	111,428

Total current liabilities	1,593,417	1,125,446

Long-term liabilities
Other liabilities	27,258	-

Total liabilities	1,620,675	1,125,446

Commitments and contingencies (Note 9)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated,
issued and outstanding (liquidation value $1,200,000)	1,854	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated,
issued and outstanding (liquidation value $1,770,000)	2,788	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated,
issued and outstanding (liquidation value $3,251,050)	3,142	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated,
186,243 and 132,242 issued and outstanding at December 31, 2010
and 2009, respectively (liquidation value $295,750)	186	132
Series E preferred stock, $0.001 par value, no shares designated, issued
or outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
21,090,158 and 9,221,517 shares issued and outstanding, respectively	21,091	9,222
Additional paid-in capital	10,302,925	6,442,411
Accumulated deficit	(11,601,281)	(7,297,051)

Total shareholders' equity (deficiency)	(1,269,295)	(837,502)

Total liabilities and shareholders' equity (deficiency)	$351,380	$287,944

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

Sales	$90,771	$155,658
Cost of sales	249,530	489,740

Gross loss	(158,759)	(334,082)

Selling, general and administrative expenses
(includes $3,230,267 of stock-based compensation and
settlements for the year ended December 31, 2010 and
none for the other period presented)	4,029,681	852,030
Total expenses	4,029,681	852,030

Loss from operations	(4,188,440)	(1,186,112)

Other income (expense)
Interest expense	(115,790)	(6,653)
Total other income (expense), net	(115,790)	(6,653)

Net loss	$(4,304,230)	$(1,192,765)

Basic and diluted net loss per share	$(0.27)	$(0.13)

Weighted average shares outstanding
- basic and diluted	16,113,675	9,221,517

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2010 and 2009

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2008	1,854,013	$1,333,035	2,788,368	$1,965,799	3,039,662	$3,495,611	-	$-	-	$-	9,221,517	$-	(678,396)	$(6,104,286)	$11,763

Sales of Series C	-	-	-	-	102,790	118,209	-	-	-	-	-	-	(13,209)	-	105,000
Sales of Series D	-	-	-	-	-	-	69,270	110,000	-	-	-	-	-	-	110,000
Conversion of note to Series D	-	-	-	-	-	-	62,972	100,000	-	-	-	-	-	-	100,000
Contributed officers accrued payroll	-	-	-	-	-	-	-	-	-	-	-	-	31,000	-	31,000
Series D offering cost	-	-	-	-	-	-	-	-	-	-	-	-	(2,500)	-	(2,500)
Net Loss 2009	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,192,765)	(1,192,765)

Balance, December 31, 2009	1,854,013	1,333,035	2,788,368	1,965,799	3,142,452	3,613,820	132,242	210,000	-	-	9,221,517	-	(663,105)	(7,297,051)	(837,502)

Sales of Series D	-	-	-	-	-	-	37,784	60,000	-	-	-	-	-	-	60,000
Conversion of note to Series D	-	-	-	-	-	-	16,216	25,750	-	-	-	-	-	-	25,750
Procurement costs for Series D	-	-	-	-	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Recapitalization	-	(1,331,181)	-	(1,963,011)	-	(3,610,678)	-	(295,564)	-	-	-	9,222	7,191,212	-	-
Deemed issuance pursuant to recapitalization	-	-	-	-	-	-	-	-	-	-	1,786,515	1,787	(1,787)	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	7,591,153	7,591	3,067,972	-	3,075,563
Expense paid by shareholders	-	-	-	-	-	-	-	-	-	-	-	-	6,115	-	6,115
Sale of common stock	-	-	-	-	-	-	-	-	-	-	158,000	158	78,842	-	79,000
Conversion of notes to common stock	-	-	-	-	-	-	-	-	-	-	250,000	250	124,750	-	125,000
Conversion of payroll into warrants	-	-	-	-	-	-	-	-	-	-	-	-	84,098	-	84,098
Conversion of accounts payable into warrants	-	-	-	-	-	-	-	-	-	-	-	-	87,000	-	87,000
Procurement cost common stock	-	-	-	-	-	-	-	-	-	-	-	-	(1,500)	-	(1,500)
Exchange of warrants to common stock	-	-	-	-	-	-	-	-	-	-	1,182,973	1,183	(1,183)	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	133,182	-	133,182
Issuance of options for services	-	-	-	-	-	-	-	-	-	-	-	-	13,835	-	13,835
Relative fair-value of warrants	-	-	-	-	-	-	-	-	-	-	-	-	30,054	-	30,054
Beneficial Conversion Feature	-	-	-	-	-	-	-	-	-	-	-	-	148,340	-	148,340
Issuance of common stock for equity guarantee	-	-	-	-	-	-	-	-	-	-	900,000	900	(900)	-	-
Contributed services	-	-	-	-	-	-	-	-	-	-	-	-	9,000	-	9,000
Net loss 2010	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,304,230)	(4,304,230)

Balance, December 31, 2010	1,854,013	$1,854	2,788,368	$2,788	3,142,452	$3,142	186,242	$186	-	$-	21,090,158	$21,091	$10,302,925	$(11,601,281)	$(1,269,295)

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010	2009

Cash flows from operating activities
Net loss	$(4,304,230)	$(1,192,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,330	77,860
Amortization of intangibles	9,774	116,114
Amortization of debt discounts	87,144	-
Loss on conversion of accrued payroll into warrants	10,136	-
Loss on conversion of accounts payable into warrants	22,898	-
Issuance of warrants for services	133,180	-
Grant of options for services	13,835	-
Common stock granted for services	3,075,563	-
Common stock based expense on equity guarantee	91,607	-
Contributed services	9,000	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Segregated cash for customer deposit	114,904	(76,244)
Prepaid expenses	(144,390)	(2,492)
Liability to guarantee equity value	43,393	-
Increase (Decrease) in:
Accounts payable	74,199	285,522
Accounts payable to related parties	12,783	20,138
Accrued expenses	124,600	236,276
Deposits received from customers for layaway sales	(43,170)	31,091
Net cash used in operating activities	(626,444)	(504,500)

Cash flows from investing activities
Acquisition of fixed assets	(6,938)	-
Net cash used by investing activities	(6,938)	-

eLAYAWAY, INC. (f/k/a Tedom Capital, Inc.)
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2010	2009

Cash flows from financing activities
Proceeds from related party loans	400,025	15,300
Proceeds from loans	165,000	275,703
Repayment of loans	(168)	-
Repayment of capitalized leases	(2,974)	(6,587)
Proceeds from sale of Series C preferred stock	-	105,000
Proceeds from sales of Series D preferred stock	60,000	110,000
Series D preferred offering cost	(3,000)	(2,500)
Common stock offering cost	(1,500)	-
Contributed officers accrued payroll	-	31,000
Expenses paid by shareholders	6,115	-
Sale of common stock	79,000	-
Net cash provided by financing activities	702,498	527,916
Net increase in cash	69,116	23,416
Cash at beginning of year	30,983	7,567
Cash at end of year	$100,099	$30,983

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$13,891	$6,351
Taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of notes payable to Series D preferred stock	$-	$100,000
Settlement of accounts payable with Series D preferred stock	$25,750	$-
Issuance of note payable for lease deposit	$10,000	$-
Conversion of payroll into warrants	$73,962	$-
Conversion of accounts payable into warrants	$64,102	$-
Converstion of notes payable to common stock	$125,000	$-
Debt discounts for beneficial conversion features value	$148,340	$-
Debt discounts for warrants issued with debt	$30,054	$-

See accompanying notes to consolidated financial statements

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (f/k/a Tedom Capital, Inc., the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation formed on December 26, 2006.  On April 16, 2010, Tedom Capital, Inc. changed its name to eLayaway, Inc.

On March 17, 2010, the Company formed Tedom Acquisition Corp. (“TAC”), a Florida corporation, for the purpose of a reverse triangular merger with eLayawayCOMMERCE, Inc., a Florida corporation (f/k/a eLayaway, Inc., “eLCOMMERCE”).  On April 12, 2010, eLCOMMERCE merged with TAC with eLCOMMERCE as the surviving subsidiary of the Company.  (See Note 11)

eLCOMMERCE was a Florida limited liability company that was formed on September 8, 2005 in Florida.  On September 1, 2009, the Managing Members of the Florida limited liability company filed with the State of Florida to convert the Company to a corporation.  For accounting purposes, the conversion to a corporation was treated as a recapitalization and reflected retroactively for all periods presented in the accompanying consolidated financial statements.  On April 19, 2010, eLayaway, Inc. changed its name to eLayawayCOMMERCE, Inc.

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

On February 18, 2009, the Company acquired MDIP, LLC (“MDIP”), for nominal consideration, from its three founders, who are also the founders of eLayaway.  MDIP held the intellectual property rights related to the electronic payment systems and methods for which a non-provisional patent application was filed on October 17, 2006 for a Letters Patent of the United States and assigned a Utility Patent application Serial No. 11/550,301.

On March 25, 2009, one of the founders of eLayaway assigned the “eLayaway” trademark to the Company for nominal consideration including $6,468 of legal fees paid by the Company in 2006.

On March 29, 2010, the intellectual property was assigned to eLayawayCOMMERCE, Inc., and MDIP was dissolved.  (See Notes 13 and 14)

On July 28, 2010, eLayawaySPORTS, Inc. (“eLSPORTS”), a Florida corporation, was formed as a subsidiary of the Company.

Nature of Operations

The eLayaway® concept is an online and brick and mortar payment system that allows consumers to pay for the products and services they want using manageable periodic payments thereby making their purchase affordable and easy to budget.  Payments are automatically drafted from the consumer’s checking account via Automated Clearing House (“ACH”) on the schedule set by the consumer at the time of purchase.  Additional payment methods include cash, bank debit cards, stored value debit cards, prepaid cards, retail location processor, mobile apps, and more.  Like traditional layaway of the past, delivery of the product or service occurs upon payment in full.  Although the payment process and supporting services are handled by eLayaway®, the merchant handles the order fulfillment.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries, eLCOMMERCE, eLSPORTS and MDIP, LLC (until dissolved on March 29, 2010) and majority owned subsidiary eLayaway Australia Pty, Ltd.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment.  Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements.  Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Website Development Costs

The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$4,707	-	$-	$4,707
Total Financial Assets	$4,707	-	$-	$4,707

Following is a summary of activity through December 31, 2010 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2010	$14,481
Amortization of intangibles	(9,774)
Ending balance at December 31, 2010	$4,707

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”.  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured.  The Company has several revenue streams as follows:

•	Transaction fees for each layaway, which are recognized at the point-of-sale.

•	eLayawayADVANTAGE™, which is a monthly consumer membership fee paid in advance each month and recognized pro rata over the service period.

•
eLayawayMALL commissions which are commissions earned by referring customers to merchants through the Company’s website and are recognized by the Company at the point of sale by the third party merchant.

•	Cancellation fees ($25 per cancellation) which are charged to eLayaway members upon cancellation of their order and recognized on the cancellation date.

•	Merchant subscription fees which are either monthly merchant service fees recognized pro rata over the service period or transaction fees recognized at the point-of-sale.

•	Interest income derived from the escrow account which is included as other income.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the years ended December 31, 2010 and 2009 advertising expense was $8,505 and $0, respectively.

Income Taxes

Prior to September 1, 2009, the Company operated as an LLC and thus had no income tax exposure.  Effective September 1, 2009, the Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions”.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, tax years 2010 and 2009 remains open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 1,230,625 shares of common stock, options to purchase 435,000 shares of common stock, convertible notes convertible into 1,750,000 common shares and 7,971,075 preferred shares which are mandatorily convertible on a one for one basis to common stock upon the meeting of certain conditions. (See Note 11)  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of December 31, 2010.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules".  This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The effect likely will be less significant for many commercial and industrial entities whose financing receivables are primarily short-term trade accounts receivable. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect adopting this statement to have a material impact on its results of operations, financial position or cash flows at the date of adoption.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”.  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, “Technical Corrections to Various Topics”.  This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105-10 did not have to an impact on the Company’s consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $4,304,230 (includes $3,230,267 of stock-based compensation and settlements) and used cash in operating activities of $626,444 for the year ended December 31, 2010.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,275,642, $1,269,295 and $11,601,281, respectively, at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 – SEGREGATED CASH FOR CUSTOMER DEPOSITS

The Company maintains an account at HSBC Bank, which facilitates the deposit of customers’ funds during the layaway process.  The account is under the control of the Company's management.  Once the complete payment is made by the customer, HSBC transfers via ACH the appropriate amount to the merchant for finalization of the layaway process.  The funds on deposit are interest bearing for the benefit of eLayaway.  As of December 31, 2010 and 2009, the Company had $47,604 and $162,508, respectively, on deposit in this account.  Generally the related liability entitled "Deposits received from customers for layaway sales" should equal the cash balance, however, timing differences in transferring earned cash from the segregated bank account to the operating bank account, may result in the segregated cash balance exceeding the liability balance at any time.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009

Computer equipment	$122,842	$115,906
Office equipment	47,027	47,027
Leased equipment	89,459	89,459
	259,328	252,392
Less: Accumulated depreciation	(240,430)	(198,102)
Property and equipment, net	$18,898	$54,290

Depreciation expense was $42,329 and $77,860 for the years ended December 31, 2010 and 2009, respectively, which includes amortization of capitalized leased equipment of $3,768 and $9,405 in 2010 and 2009, respectively.

NOTE 5 – INTANGIBLES, NET

Intangibles consist of the following:

	December 31,
	2010	2009

Trademark	$6,468	$6,468
Website	303,046	303,046
	309,514	309,514
Less: Accumulated amortization	(304,807)	(295,033)
Intangibles, net	$4,707	$14,481

Amortization expense was $9,774 and $116,114 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2010 consists of the following:

Notes and Convertible Notes Payable
	Principal	Unamortized Discount	Principal, Net of Discounts
Hillside Properties	$10,000	$-	$10,000
Gary Kline (Convertible)	165,000	(78,750)	86,250
James E. Pumphrey	50,535	-	50,535
Total	$225,535	$(78,750)	$146,785

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Notes Payable to Related Parties
	Principal	Unamortized Discount	Principal, Net of Discounts
Ventana Capital Partners, Inc.	$20,000	$-	$20,000
Lakeport Business Services, Inc.	20,325	-	20,325
Robert Salie (Convertible)	25,000	(12,500)	12,500
Salie Family Limited Partnership (Convertible)	50,000	-	50,000
Lakeport Business Services Inc.–Line of Credit	50,000	-	50,000
Robert Salie -Line of Credit	250,000	-	250,000
Total	$415,325	$(12,500)	$402,825

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2009 consists of the following:

Notes and Convertible Notes Payable
	Principal	Unamortized Discount	Principal, Net of Discounts
Lewis Digital, Inc.	$25,000	$-	$25,000
William Neil Davis	100,000	-	100,000
Premier Bank Lending Center	50,703	-	50,703
Total	$175,703	$-	$175,703

Notes Payable to Related Parties
	Principal	Unamortized Discount	Principal, Net of Discounts
Lakeport Business Services, Inc.	$15,300	-	15,300
Total	$15,300	$-	$15,300

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayawayCOMMERCE, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.

On June 30, 2009, the Company secured a note for $25,000 from Lewis Digital, Inc. (“Lewis Digital”) which matures on July 1, 2010, has interest at 15% per annum, with interest only payments quarterly.  The principal of Lewis Digital is a shareholder of the Company.  On April 16, 2010, Lewis Digital converted this note to 50,000 shares of common stock of eLayaway, Inc.  (See Note 11)

On September 10, 2009, the Company obtained an unsecured convertible note for $100,000 from William Neal Davis (“Davis”).  The one-year note requires monthly interest payments based on 12% per annum.  The conversion is at the option of Davis for 62,973 shares of Series D preferred stock or $1.58 per share.  Warrants for 120% of the 62,973 shares, or 75,567 warrants, with an exercise price of $0.25, were also issued but do not vest unless and until the note is converted.  There was no fair value assigned to the warrants and there was no beneficial conversion value of the conversion feature of the note at the note date since the conversion price of $1.58 per share equals the $1.58 recent selling price of the Series D preferred stock.  The warrants were exchanged for 37,784 common shares as part of the warrant exchange in April 2010 (see Note 11).  On April 16, 2010, Davis converted this note to 200,000 shares of common stock of eLayaway, Inc. (see Note 11)

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 10 - Related Parties).  The note bears interest at a rate of 12%.  The note matures on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to May 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added.

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note has a one year term and accrues interest at the rate of 7% per annum.  The note is currently in default as of February 10, 2011.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On April 6, 2010, the Company entered into a Convertible Promissory Note with an individual (the “Holder”) for $100,000.  The note has a one year term and accrues or pays, at the option of the Holder, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of the Holder into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010.

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s CEO, for $25,000.  The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan.  The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt.  The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note.  On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  This modification did not qualify as a debt extinguishment.  Any difference in fair value of the embedded conversion option will be recorded in 2011 when the new conversion rate became fixed.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000.  The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  As a condition of the financing, the Company issued 100,000 warrants for common stock at the exercise price of $0.33 per share.  The warrants have a five year life.  The Company recorded $18,394 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note.    On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is great.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining debt discount on the modification date was expensed.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  The agreement expires on October 28, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of December 31, 2010, the balance was $250,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.  The conversion rate was subsequently set at $0.10 on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  This LOC was increased to $500,000 on February 9, 2011.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on December 26, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of December 31, 2010, the balance was $50,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.

NOTE 7 – CAPITALIZED LEASE

Capitalized lease consist of the following:

	December 31,	December 31,
	2010	2009

Hancock Bank	$-	$2,974
Total	-	2,974
Less: Current portion	-	(2,974)
Long-term portion	$-	$-

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The two-year lease for a telephone system was originated in May 2008.

NOTE 8 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31, 2010	December 31, 2009
Accrued payroll	$292,461	$338,564
Accrued deferred rent	73,666	41,692
Accrued interest	21,467	-
Other accrued expenses	17,679	1639
Total accrued expenses	$405,273	$381,895

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In 2008, a former employee who served as the CEO of the Company and was an original founder of the Company was terminated for alleged wrongdoings.  The Company alleges that this individual illegally deposited investor funds into company bank accounts not authorized by the board of directors and wrote unauthorized checks, combined for approximately $371,000.  Subsequently, this individual allegedly withdrew the deposited funds and deposited them into accounts not controlled by the Company.  The Board of Directors, upon knowledge of this activity, removed this individual from the Company.  The Company has turned this matter over to the Florida Department of Law Enforcement.  In 2010, the Company determined that it does not believe that these funds are recoverable.

In March 2011, a former employee who served as the CFO of the Company from 2007 to 2009 contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  The Company’s position is that such compensation is not warranted by any contractual obligation and would be construed as a violation of securities law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to raise additional funding.  The Company has issued what it believes to be a fair settlement offer, and the former officer has failed to respond.  The Company intends to vigorously defend itself and believes that the claims are without merit.

Lease Commitment

The Company has an office lease agreement, as amended, through May 2013 with escalating rent and a provision to pay down deferred rent of $67,626 that was outstanding at December 31, 2009.  Future minimum lease payments under this lease are as follows:

2011	$ 61,925
2012	103,231
2013	55,551
Total	$ 220,707

Rent expense in 2010 and 2009 was $69,854 and $74,182, respectively.

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.  On July 7, 2010, the Company entered into an agreement with Garden State Securities, Inc. (“GSS”) as advisor to the Company.  On August 18, 2010, the Company entered into a subsequent engagement agreement with GSS to act as an exclusive selling/placement agent for the Company.  In March 2011, the agreement with GSS was terminated (see Note 15).

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 10 – RELATED PARTIES

Douglas Salie, CEO and Chairman of the Company, is the son of Dr. Robert Salie, a shareholder and a note holder (see Note 6).

Bruce Harmon, CFO and Director of the Company, is a note holder of the Company (see Note 6).  Accounts payable of $25,881 and $20,138 was due to our CFO’s company and himself personally, at December 31, 2010 and 2009, respectively, for CFO services and advances to the Company.

Ventana, a principal shareholder, is a note holder of the Company (see Note 6).  Accounts payable of $12,240 was due to this shareholder at December 31, 2010, for contracted services to the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

Membership Units Prior to Recapitalization

The Company was a limited liability company from September 2005 through August 31, 2009.  The Company raised funds from third parties in three different tranches, each with a different valuation/selling price, from 2006 through 2009.  In most cases, separate limited liability companies were formed by related parties of the Company to facilitate these different investments.  In each of these separate limited liability companies, the Managing Members were the original three founders of eLayaway unless otherwise noted below.  (See Note 10)  The unit holders, excluding the founding unit holders, did not have voting rights.

Between April 18, 2006 and July 7, 2006, investments of $120,000 were made and recorded under Whitfield-Salie, LLC, a Florida limited liability company.  This investment was converted to Series A preferred stock on September 1, 2009.

Between August 23, 2006 and December 31, 2006, investments of $670,000 were made and recorded under eLayaway Investment, LLC, a Florida limited liability company.  This investment was converted to Series A preferred stock on September 1, 2009.

Between March 2, 2007 and November 1, 2007, investments of $895,000 were made and recorded under eLayaway Holdings, LLC, a Florida limited liability company.  This investment was converted to Series B preferred stock on September 1, 2009.  Between August 2, 2007 and December 14, 2007, investments of $875,000 were made and recorded under eLayaway Partners, LLC, a Florida limited liability company.  This investment was converted to Series B preferred stock on September 1, 2009.

Between August 29, 2007 and September 25, 2008, investments of $2,425,000 were made and recorded under eLayaway Partners II, LLC, a Florida limited liability company.  This investment was converted to Series C preferred stock on September 1, 2009.

Between October 14, 2008, and January 7, 2009, investments of $551,050 were made and recorded under eLayaway Partners III, LLC, a Florida limited liability company.  The Managing Members were the original three founders of eLayaway and two other related parties (a shareholder and a consultant related to a key employee).  This investment was converted to Series C preferred stock on September 1, 2009.

On June 30, 2008, an investment of $200,000 was made and recorded under Egghead, LLC, a Florida limited liability company.  The Managing Members were also a note holder, Lewis Digital, LLC (see Note 6).  This investment was converted to Series C preferred stock on September 1, 2009.

During 2006, 2007 and 2008, six other investments aggregating $235,000, $25,000 and $225,000, respectively, were made by individuals.  These investments were converted to Series C preferred stock on September 1, 2009.

On September 1, 2009, the Managing Members of eLayaway filed with the State of Florida to convert the Company to a corporation.  On September 1, 2009, the Managing Members of each limited liability company held the appropriate meeting and voted to facilitate the conversion of membership units into common and preferred stock of eLayaway, Inc.  Utilizing the three different investment levels based on valuation levels, preferred stock was issued as Series A, B and C and the common stock was issued to founders.

For accounting purposes, the conversion to a corporation is treated as a recapitalization and reflected retroactively for all periods presented in the accompanying consolidated financial statements.

The equity transactions discussed below present the above transactions through September 1, 2009 (the date of conversion to a corporation) for year 2009 as presented in the accompanying consolidated financial statements on a retroactively applied basis and additional transactions after September 1, 2009.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated five Series as Series A, B, C, D and E.  Series A, B, C and D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.  The Series A, B, C and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company, or (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days.  Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

During 2009, the Company sold 102,790 Series C preferred shares for $105,000.  The sale price was $1.15 per share, however, the February 2009 recapitalization discussed below changes the effective sale price.

With the conversion of the membership units as of September 1, 2009 (see recapitalization below), the Company issued 1,854,013 shares of Series A preferred stock at $0.719 par value, 2,788,368 shares of Series B preferred stock at $0.705 par value, and 3,142,452 shares of Series C preferred stock at $1.15 par value.

In September 2009, the Company issued a Private Placement Memorandum (“PPM”) to secure up to $3,000,000 with the issuance of Series D preferred stock at a par value of $1.588.  If all shares of the PPM were fully issued, they would represent 10% of the outstanding stock of the Company, assuming a conversion of all preferred stock.  As of December 31, 2009, $210,000 was sold with the issuance of 132,242 shares of Series D preferred stock.  The $210,000 includes a conversion of a $100,000 note into 62,972 Series D shares.  The PPM was discontinued in early July 2010.  In the nine months ended September 30, 2010, the Company sold 37,785 Series D shares for cash of $60,000 and issued 16,216 Series D shares to settle $25,750 of liabilities. The Company incurred $3,000 of offering costs.  There was no gain or loss on the settlement.

On August 12, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc.  (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series E Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on August 13, 2010. The Certificate of Designation created 2,500,000 shares of Series E Preferred Stock.  Each holder of Series E Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series E Preferred Stock is convertible into.  Each share of Series E Preferred Stock is convertible, at the option of the holder of the Series E Preferred Stock, into three (3) shares of the Company’s common stock.  Shares of the Series E Preferred Stock will be issued to certain officers of the Company as the Board determines if (i) the average closing price per share of the Company’s Common Stock equals or is greater than $50 per share for the preceding 20 trading days, (ii) the Company earns $0.50 per share EBITDA in any twelve consecutive months, (iii) the Company stock is trading on a U.S. Exchange such as AMEX, NASDAQ, or NYSE, or (iv) controlling interest of the Company is acquired by a third party.  Each shares of Series E Preferred Stock will be entitled to three (3) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”).  Upon the liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series E Preferred Stock).  Due to the Enhanced Voting Rights, following the issuance of shares of Series E Preferred Stock, the holders of the Series E Preferred Stock may be able to exercise voting control over the Company.  In such case, the holders of the Series E Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  The concentration of voting control in the Series E Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities.  In addition, the liquidation rights granted to the holders of the Series E Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.  As of December 31, 2010, no shares have been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  The common stock is voting.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On September 1, 2009, the Company’s board of directors by unanimous written consent authorized the conversion of the founding members LLC member units into common stock of the Company.  The Company has authorized 100,000,000 shares of common stock of which 9,221,517 shares were issued as of December 31, 2009.

On April 12, 2010, there was a deemed issuance by the Company of 1,786,515 common shares to the pre-merger shareholders of Tedom.  (See Recapitalizations below)

In April 2010, the Company granted 5,613,485 fully vested shares of common stock for services rendered.  The shares were valued at $2,806,743 or $0.50 per share based on the contemporaneous selling price of common stock discussed below.  The expense was recognized on the grant date.

On April 20, 2010, the Company started a new private placement funding procurement effort to sell up to 3,000,000 common shares of the Company at $0.50 per share for maximum gross proceeds of $1,500,000.  The minimum investment per purchaser is $50,000 and there is no minimum amount that must be raised by the Company for the offering to close. The Company will pay a 10% finder’s fee to persons who assist with the sale of the Company shares.  In the year ended December 31, 2010, the Company sold 158,000 shares of common stock for cash of $79,000 under this private placement.

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

In July 2010, the Company became obligated to issue 50,000 common shares each month to Garden State Securities for services as discussed below as part of one year of monthly payments.  The shares were valued as follows:

	Issue	Recorded
	Price	Value
July 2010	$0.50	$25,000
August 2010	$0.26	$13,000
September 2010	$0.35	$17,500
October 2010	$0.34	$17,000
November 2010	$0.11	$5,500
December 2010	$0.09	$4,500

The shares issued in July were valued at the private placement price of $.50 per share.  The subsequent issuances were based on the quoted trading price of the Company's common stock, since the private placement terminated in early July 2010.  The share values are recognized as expense on the issuance dates.

On December 9, 2010, the Company issued 177,668 shares of common stock to Dutchess Advisors, LLC in exchange for legal fees related to proposed financing.  The share value was based on the quoted trading price of $0.12 for the Company’s common stock, or $21,320 on the grant date of November 23, 2010 which was the measurement date..  The share values are recognized as expense on the issuance date.

On November 8, 2010, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  Due to the amount of work for the Company and the lack of performance by the Company, the arrangement was renegotiated to issue these additional shares for past services and future services through May 31, 2011.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 5, 2011 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the 900,000 shares will equal $135,000.   In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the par value of the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  On May 5, 2011 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity.  The shares value of $135,000 was allocated $77,143 for past services rendered and expensed immediately as legal fees and $57,857 as a prepaid expense for the future services to be amortized on a straight line basis through May 5, 2011.  Amortization to legal expense was $14,464 through December 31, 2010.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On November 8, 2010, the Company issued 1,500,000 shares of common stock to various members of Aries Investment Partnership in exchange for services related to investor relations for a period of six months.  The share value was based on the quoted trading price of $0.11 for the Company’s common stock, or $165,000.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the six-month term.  Amortization through December 31, 2010 was $48,049.

During the year ended December 31, 2010 the Company paid $1,500 of offering costs relating to the sale of common stock and $3,000 of offering costs relating to the sale of Series D preferred shares.

During 2010 certain shareholders paid $6,115 of expenses of the Company which was treated as contributed capital.

During 2010 an officer forgave $9,000 of compensation due under his employment agreement.  This amount was treated as contributed capital.

Recapitalizations

In February 2009, as a condition of separation, the Company negotiated, for no consideration, the return to treasury of 1,547,772 common shares of the Company held by the Company’s former CEO and member of the founding group.  The returned shares were reissued pro rata to all the common and preferred stockholders in February 2009.  This transaction was treated as a recapitalization of the Company and reflected retroactively for all periods presented.

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

Stock Warrants

The Company has granted warrants to non-employee individuals and entities for services, as loan fees and for settlement of liabilities.  Warrant activity for these non-employees for the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Term	Value

Outstanding at December 31, 2009	2,165,945	$0.25
Granted	1,209,895	$0.17
Exercised	-	$-
Exchanged for shares	(2,365,945)	$0.25
Expired	-	$-

Outstanding at December 31, 2010	1,009,895	$0.16	4.81	$1,075

Exercisable at December 31, 2010	1,009,895	$0.16	4.81	$1,075

Weighted Average Grant Date Fair Value		$0.22

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In April 2010, the Company granted 200,000 warrants to a legal service provider in exchange for $64,102 of accounts payable.  The warrants were valued at $0.435 per warrant or $87,000 using a Black-Scholes option-pricing model with the following assumptions:

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

On May 16, 2010, the Company granted warrants for 21,500 shares of common stock for services to be rendered through December 2010.  The warrants expire in 5 years and are exercisable at $0.01 per share.  The warrants were valued at $0.493 per warrant or $10,600 using a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	117%
Dividend Yield	0
Risk Free Interest Rate	0.995%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognizing the $10,600 expense over the service period through December 2010.  As of December 31, 2010, the Company recognized the full expense which is included in operations.

On July 6, 2010, the Company issued a convertible promissory note for $25,000 with a related party related to our CEO. The terms of the note is for repayment after an additional $150,000 in common stock sales or one year, whichever occurs first.  The interest rate is 12% per annum and accrues until the expiration of the note.  The note has a conversion option at the rate of $0.25 per share.  In addition, 50,000 warrants for common stock were granted as an issuance fee with an exercise price of $0.25.  The warrants have a life of five years.  The warrants were valued at a fair value of $0.437 per warrant or $21,850 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	118%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company computed the relative fair value of the warrant as $11,660 and a beneficial conversion value of $13,340 and has recorded both values as debt discounts to be amortized into interest expense over the one year term of the note.

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
December 31, 2010 and 2009

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

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $12,450 on the issuance date since the warrant is earned.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $15,550 on the issuance date since the warrant is earned.

On September 22, 2010, the Company issued as a loan fee to the Salie Family Limited Partnership (see Notes 6 and 10) 100,000 warrants with an exercise price of $0.34 and valued at $0.291 per warrant or $29,100 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.35
Expected Term	5 Years
Expected Volatility	129%
Dividend Yield	0
Risk Free Interest Rate	0.73%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the relative fair value of the warrant as $18,394 and has recorded the value as a debt discount to be amortized into interest expense over the one year term of the note.

On October 8, 2010, the Company granted to GSS 50,000 warrants with an exercise price of $0.30 and valued at $0.298 per warrant or $14,900 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.34
Expected Term	5 Years
Expected Volatility	135%
Dividend Yield	0
Risk Free Interest Rate	0.45%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $13,050 on the issuance date since the warrant is earned.

On November 8, 2010, the Company granted to GSS 50,000 warrants with an exercise price of $0.11 and valued at $0.096 per warrant or $4,800 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.11
Expected Term	5 Years
Expected Volatility	137%
Dividend Yield	0
Risk Free Interest Rate	0.50%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $4,800 on the issuance date since the warrant is earned.

On December 8, 2010, the Company granted to GSS 50,000 warrants with an exercise price of $0.09 and valued at $0.079 per warrant or $3,950 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	139%
Dividend Yield	0
Risk Free Interest Rate	0.80%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $3,950 on the issuance date since the warrant is earned.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On December 10, 2010, the Company granted a non-employee 500,000 warrants.  The warrants were issued with an exercise price of $0.09 and valued at $0.061 per warrant or $30,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	139%
Dividend Yield	0
Risk Free Interest Rate	0.84%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $30,500 on the issuance date since the warrant is earned.

The Company has granted warrants to employees in settlement of accrued compensation.  Warrant activity for these employees the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2009	-	$-

Granted	220,730	$0.2500
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2010	220,730	$0.2500	4.37	$

Exercisable at December 31, 2010	220,730	$0.2500

Weighted Average Grant Date Fair Value		$0.3800

In May 2010, the Company settled $73,962 of employee accrued payroll through the grant of 220,730, 5-year warrants exercisable at $0.25 per share.  The warrants were valued at $0.38 per warrant or $84,098 using a Black-Scholes option-pricing model with the following assumptions:

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Stock Options

eLayawayCOMMERCE, Inc. approved the 2009 Stock Option Plan which had 5,831,040 options issued to management.  As a condition of the reverse merger, these options were forfeited and the 2009 Stock Option Plan was discontinued at the time of the reverse merger in April 2010.  The Company approved the 2010 Stock Option Plan in July 2010 under which 15,000,000 shares were reserved for issuance.

The Company has granted options to employees.  Options activity for the year ended December 31, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2009	-	$-

Granted	435,000	$0.2500
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2010	435,000	$0.2500	9.62	$-

Exercisable at December 31, 2010	-	$-

Weighted Average Grant Date Fair Value		$0.2290

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $13,835 through December 31, 2010.

NOTE 12 – INCOME TAX

The Company was taxed as a LLC through August 31, 2009 and filed the appropriate Form K-1s for its members for the short period (January 1, 2009 through August 31, 2009) prior to the conversion to a C corporation on September 1, 2009.

For the period September 1, 2009 through December 31, 2009 and fiscal year 2010, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2010 and 2009, the Company has net operating loss carry forwards of approximately $1,457,000 and $375,000, respectively.  The carry forwards expire in the year 2030 and 2029, respectively.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

		For the Short Period
		September 1, 2009
	For the Year Ended	through
	December 31, 2010	December 31, 2009

Tax expense (benefit) at the statutory rate	$(1,463,438)	$(137,740)
State income taxes, net of federal income tax benefit	(44,498)	(14,706)
Stock compensation	1,046,657	-
Other	(15,646)	-
Change in valuation allowance	476,925	152,446

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009, respectively, are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carryforward	$548,413	$141,383
Stock options	55,322	-
Amortization of website and trademarks	43,241	27,468

Total gross deferred tax assets	646,976	168,851
Less: Deferred tax asset valuation allowance	(629,371)	(152,446)

Total net deferred tax assets	17,605	16,405

Deferred tax liabilities:
Depreciation	(17,605)	(16,405)

Total deferred tax liabilities	(17,605)	(16,405)

Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2010 and 2009 were fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $629,371 and $152,446 as of December 31, 2010 and 2009, respectively.  The increase in valuation allowance in 2010 was $476,925.

NOTE 13 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of December 31, 2010.  There have been no losses in these accounts through December 31, 2010.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Concentration of Intellectual Property

The Company owns the trademark “eLayaway” and the related logo, and owns, through the assignment from its former subsidiary, MDIP, LLC, the U.S. utility patent pending rights, title and interest, filed on October 17, 2006, relating to the eLayaway business process.  The Company’s business is reliant on these intellectual property rights.  MDIP Assigned the Utility Patent Application to the Company in March 2010.

NOTE 14 - ACQUISITION AND DISSOLUTION OF MDIP, LLC

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

NOTE 15 – SUBSEQUENT EVENTS

On January 10, 2011, the Company issued 50,000 shares to GSS as per the agreement between GSS and the Company (see Note 11).  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $2,500.  The share values are recognized as expense on the issuance date.

On January 10, 2011, the Company granted 50,000 warrants with an exercise price of $0.06 per share for common stock to Garden State Securities, Inc. in conjunction with their July 6, 2010 agreement discussed previously.  The warrants were valued at $0.045 per warrant or $2,250 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.79%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $2,250 on the issuance date since the warrant is earned.

On January 7, 2011, the Company issued 1,200,000 fully vested shares to Douglas Salie, the Company’s CEO and Chairman.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $60,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Salie forfeited 1,169,000 options under the 2009 Stock Option Plan (see Note 11).

On January 7, 2011, the Company granted 755,000 fully vested warrants with an exercise price of $0.05 per share for common stock to Douglas Salie in exchange for unpaid compensation for 2010 in the amount of $37,750.  The exercise price was based on the 10 day VWAP of the Company’s common stock.  The warrants were valued at $0.045 per warrant or $33,975 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company thinly trading and had no reliable historical volatility.  The Company will recognize a settlement gain to compensation expense of $3,775 on the issuance date.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On January 7, 2011, the Company’s Board of Directors approved the grant of 678,039 stock options under the 2010 Stock Option Plan to Douglas Salie.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served which began on September 1, 2009.  The options were valued at $0.045 per option or $30,512 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $30,512 over the two year vesting period which began on September 1, 2009.  The Company will recognize the respective expense on issue date and the periods forward, as applicable.

On January 7, 2011, the Company issued 1,000,000 fully vested shares to Bruce Harmon, the Company’s CFO and Director.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $50,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Harmon forfeited 2,029,000 options under the 2009 Stock Option Plan (see Note 11).

On January 7, 2011, the Company granted 1,125,000 fully vested warrants with an exercise price of $0.05 per share for common stock to Bruce Harmon in exchange for unpaid compensation for 2010 in the amount of $56,250.  The exercise price was based on the 10 day VWAP of the Company’s common stock.  The warrants were valued at $0.045 per warrant or $50,625 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize a gain on settlement to compensation expense of $5,625 on the issuance date since the warrant is earned.

On January 7, 2011, the Company’s Board of Directors approved the grant of 1,375,000 stock options under the 2010 Stock Option Plan to Bruce Harmon.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served which began on January 1, 2010.  The options were valued at $0.045 per option or $61,875 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company will recognize the respective expense on issue date and the periods forward, as applicable.

On January 7, 2011, the Company issued 2,200,000 shares to Sergio Pinon, the Company’s CMO, Vice-Chairman, and Founder.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $110,000.  The share values will be recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Pinon forfeited 2,633,039 options under the 2009 Stock Option Plan (see Note 11).

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On January 7, 2011, the Company’s Board of Directors approved the grant of 1,415,314 stock options under the 2010 Stock Option Plan to Sergio Pinon.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served.  The options were valued at $0.045 per option or $63,689 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $63,689 over the two year vesting period which began in 2005.  Accordingly, the options are deemed immediately vested. The Company will recognize the respective expense on issue date.

On February 3, 2011, the Company terminated the agreement with GSS (see Note 6) with an effective date of March 4, 2011.

On February 8, 2011, the Company issued 50,000 shares to GSS as per the agreement between GSS and the Company (see Note 11).  The issuance was after their termination which required a thirty day notice therefore the issuance was required as it was inside the thirty day period.  The shares are valued at the then $0.25 quoted trading price of the Company’s common stock or $12,500.  The share values will be recognized as expense on the issuance date.

On February 8, 2011, the Company granted 50,000 warrants with an exercise price of $0.1375 per share for common stock to Garden State Securities, Inc. in conjunction with their July 6, 2010 agreement discussed previously.  The issuance was after their termination which required a thirty day notice therefore the issuance was required as it was inside the thirty day period.  The warrants were valued at $0.231 per warrant or $11,550 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.25
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	1.13%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $11,550 on the issuance date since the warrant is earned.

On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165 (see Note 6.).  This modification qualifies for treatment as a debt extinguishment for financial accounting purposes.  Therefore all remaining discounts as of the February 8, 2011 modification date were expensed and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note.

On February 25, 2011, Robert Salie sold his convertible promissory note for $25,000 dated July 6, 2010, to Jason Cohen (“Cohen”).  Cohen exercised the conversion feature of the promissory note simultaneously with the purchase.  The Company issued 250,000 shares of common stock in exchange for the $25,000 based on the $0.10 per share conversion feature.

On March 15, 2011, in regards to the September 22, 2010 loan with the Salie Family Limited Partnership (see Notes 6 and 10), warrants were to be issued based on a schedule dependent on the inability of the Company to repay the loan.  As part of the schedule, the initial 100,000 warrants were issued on September 22, 2010.  The Salie Family Limited Partnership agreed to defer the issuance of the respective additional warrants until March 15, 2011 thereby waiving the rights for the issuance in 2010.  The exercise prices were based on the 10 day VWAP of the Company’s common stock on the actual date specified in the note.  The warrants issued were as follows:

Exercise
Quantity	Price

25,000	$ 0.25
25,000	$ 0.11
25,000	$ 0.11
75,000	$ 0.07
100,000	$ 0.07

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The warrants were valued at $0.107, $0.097, $0.097, $0.053, and $0.12 per warrant, respectively, or $2,675, $2,425, $2,425, $3,975, and $12,000, respectively using a Black-Scholes option-pricing model with the following assumptions:

The warrants (25,000) with an exercise price of $0.25 and valued at $0.107 per warrant or $2,675 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.13
Expected Term	5 Years
Expected Volatility	135%
Dividend Yield	0
Risk Free Interest Rate	0.445%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the relative fair value of the warrant as $2,825 and will record the value as a debt discount to be amortized into interest expense over the one year term of the note.

The warrants (25,000) with an exercise price of $0.11 and valued at $0.097 per warrant or $2,425 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.11
Expected Term	5 Years
Expected Volatility	138%
Dividend Yield	0
Risk Free Interest Rate	0.5%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the relative fair value of the warrant as $2,375 and will record the value as a debt discount to be amortized into interest expense over the one year term of the note.

The warrants (25,000) with an exercise price of $0.11 and valued at $0.097 per warrant or $2,425 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.11
Expected Term	5 Years
Expected Volatility	139%
Dividend Yield	0
Risk Free Interest Rate	0.605%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the relative fair value of the warrant as $2,375 and will record the value as a debt discount to be amortized into interest expense over the one year term of the note.

The warrants (75,000) with an exercise price of $0.07 and valued at $0.053 per warrant or $3,975 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.06
Expected Term	5 Years
Expected Volatility	142%
Dividend Yield	0
Risk Free Interest Rate	0.825%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the fair value of the warrant as $3,975 and has recorded the value as a debt discount to be amortized into interest expense over the one year term of the note.

eLayaway, Inc. (f/k/a Tedom Capital, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The warrants (100,000) with an exercise price of $0.07 and valued at $0.12 per warrant or $12,000 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.13
Expected Term	5 Years
Expected Volatility	143%
Dividend Yield	0
Risk Free Interest Rate	0.86%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company computed the relative fair value of the warrant as $12,000 and has recorded the value as a debt discount to be amortized into interest expense over the one year term of the note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2010:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

On April 12, 2010, the Company executed a reverse merger with eLayawayCOMMERCE, Inc.  In accordance with the reverse merger, Mr. Jason Weilert resigned as the Company's CEO and any other positions held by him on April 12, 2010. On the same date, Mr. Douglas Salie was named as the new Chairman and Chief Executive Officer (“CEO”), Bruce Harmon was named as the new Director and Chief Financial Officer (“CFO”), and Sergio Pinon was named as the new Vice-Chairman, Chief Marketing Officer (“CMO”) and Secretary.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Douglas R. Salie	43	Chief Executive Officer and Chairman of the Board of Directors
Bruce Harmon	52	Chief Financial Officer and Director
Sergio A. Pinon	45	Chief Marketing Officer and Vice-Chairman
James Anderson	42	Technology Architect
Larry Witherspoon	43	Chief Information Officer

Biographies of Directors and Officers

Douglas R. Salie has served as our chief executive officer and chairman of the board of directors since July 2009.  Prior to eLayaway, Mr. Salie served as CEO of Triadium, Inc., a technology-based company specializing in various industries including sports and travel.  Mr. Salie was one of the initial investors in eLayaway and was involved in the early stages of the Company’s development until he left the Company in 2006.  He holds a B.S. degree in Management from the School of Business at Florida State University.

Bruce Harmon has served as our chief financial officer since August 2009 and as a director since November 2009.  Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY.OB), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC.OB), a construction company located in Orlando, Florida, from 2006 to 2008, and as chief financial officer and director of Organa Technologies Group, Inc. (OGTG.PK), a technology company located in Melbourne, Florida, from 2006 to 2008.  He currently owns Lakeport Business Services, Inc. and serves as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU.OB), a public shell, located in Newport Beach, California. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Sergio A. Pinon ,  one of our founders, has served as our chief marketing officer and vice-chairman since inception in September 2005. Mr. Pinon has a well-seasoned ability for strengthening business, marketing and communication strategies. His many years of experience provide him with powerful business insight and an uncanny intuition. Mr. Pinon is an expert at evaluating marketing needs and formulating cost effective business solutions. He fine-tuned his leadership abilities in the United States Air Force before graduating from American Intercontinental University with a degree in Business Administration. He remains active in his community as a member of Leadership Tallahassee while serving on the Board of Directors for The Challenger Learning Center.

James Anderson has served as our technology architect since July 2010.  He has worked as a consultant to the Company since July 2010. Mr. Anderson began working in the information technology arena in his teens.  Subsequently, he worked on early versions of speech recognition at IBM.  Mr. Anderson was one of the first to develop personalization within web technology and, after serving as a key developer at the early consumer online service Prodigy, he went on to become a Founder and played a key role in the growth of the Internet company About.com.  Most recently, Mr. Anderson has emerged as a leader in mobile solutions utilizing VoIP over Satellite and holds patents on Secure SMS/MMS Messaging and Secure Mobile Commerce. He has also created a number of patented security related products including Secure ID Credentials, EvolvID, and Predictive Risk Analysis for KYC (Know Your Customer) solutions. A significant portion of Mr. Anderson’s work has resulted in proprietary solutions in computing, security and telephony via his privately-held companies.  Mr. Anderson practices unique thinking and innovative practices which have lead him to create many solutions around a variety of areas including Artificial Intelligence, Machine Learning Technologies, Search, Security, Telecommunications, Social Networking, Software and Systems Architecture. Specifically, he has worked on intelligent systems and designs around the U.S. Patriot Act, KYC, and Anti-Money Laundering solutions. Mr. Anderson is also a respected authority on Security, Terrorism and Counter Terrorism Solutions.  As an experienced lecturer, he frequently speaks on topics including Innovation, Entrepreneurship, Telecommunications and Networking, Artificial Intelligence/Machine Learning, Internet Security & Safety, Security, Mobile Technologies (including banking, security, commerce and next generation solutions), and Social Networking.  Mr. Anderson is a member of the AAAI, ISSA, and an active participating advisor and Director of a number of companies.  Additionally, he has dedicated his expertise to a number of worthy Non-Profit Organizations and educational institutions over the years including Syracuse University, Tufts University, Kids for World Health and the Guardian Angels whom recently honored Mr. Anderson, along with Mayor Michael Bloomberg (New York), as a 2008 Guardian Angel of the year for his work on Cyber Angels and Internet Safety.  For over 20 years, Mr. Anderson has been working on how to make a computer think and behave like a human.

Larry Witherspoon has served as our chief information officer since September 2010.  He has worked as a consultant to the Company since July 2010.  Mr. Witherspoon is the former Chief Executive Officer of Tickets.com, a subsidiary of Major League Baseball, where he was responsible for the execution of Ticket.com’s overall direction and strategic plan.  He joined Tickets.com in 2005 as Chief Information Officer, overseeing information technology, product development, architecture, and operations. Prior to joining Tickets.com, Mr. Witherspoon served as Vice President of Technology Services for the Seattle Mariners, where he was responsible for all aspects of the Mariners' technology services department, including information services, audio/video, ticketing operations and concession services. Mr. Witherspoon received an M.B.A. in technology management from the University of Washington Business School.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Director Compensation

During the fiscal years ended December 31, 2010 and 2009, our directors did not receive any compensation from us for their services in such capacity and we do not foresee paying our directors any compensation for their services in such capacity in the future.

Directors’ and Officers’ Liability Insurance

eLayaway has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions shortly after the date of the Merger. Such insurance will also insure eLayaway against losses which we may incur in indemnifying our officers and directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

The Company has an Advisory Board that currently has one member.

11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by (i) Douglas R. Salie, our chief executive officer and chairman, (ii) Bruce Harmon, our chief financial officer and director, (iii) Sergio A. Pinon, our chief marketing officer, vice-chairman and secretary, (iv) James Anderson, our technology architect, and (v) Larry Witherspoon, our chief information officer.

			Deferred				All Other
Name and			Compen-		Stock	Option	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Douglas Salie (1)
Chief Executive Officer	2010	$75,000	$-	$-	$-	$-	$-	$75,000
and Chairman	2009	$-	$-	$-	$-	$-	$-	$-

Bruce Harmon (2)
Chief Financial Officer	2010	$75,000	$-	$-	$500,000	$-	$-	$575,000
and Director	2009	$2,500	$-	$-	$-	$-	$-	$2,500

Sergio Pinon (3)
Chief Marketing Officer	2010	$75,000	$-	$-	$-	$-	$-	$75,000
and Vice-Chairman	2009	$37,500	$-	$-	$-	$-	$-	$37,500

James Anderson (4)(6)
Technology Architect	2010	$-	$-	$-	$-	$-	$65,750	$65,750
	2009	$-	$-	$-	$-	$-	$-	$-

Larry Witherspoon (5)(6)
Chief Information Officer	2010	$-	$-	$-	$-	$-	$28,110	$28,110
	2009	$-	$-	$-	$-	$-	$-	$-

(1)
Mr. Salie served as a consultant from July 2009 through December 2009 for no compensation.  He entered into an employment contract effective September 2009.  Mr. Salie did not receive the accrued pay and requested that the Company not pay him with the cash flow situation.  The Company reclassed the balance to additional paid in capital as of December 31, 2009.  In 2010, Mr. Salie had his pay accrued to assist the Company with its cash flow situation.  In January 2011, he exchanged his accrued pay from January 2010 through September 2010 for 755,000 vested warrants for common stock.

(2)
Mr. Harmon served as a consultant from August 2009 through December 2009.  His consulting firm, Lakeport Business Services, Inc., was paid the above stated balance.  He entereded into an employment contract effective January 2010.  Mr. Harmon did not receive any compensation for 2010 as his pay was accrued due to the cash flow situation.  In January 2011, he exchanged his accrued pay from January 2010 through September 2010 for 1,125,000 vested warrants for common stock.

(3)
Mr. Pinon, a founder of the Company, served as a managing member of eLayaway, LLC until its conversion to a C corporation on September 1, 2009.  Under the LLC, he was paid in distributions. Due to the Company's cash flow concerns in 2009, he did not receive a salary or distribution until July 2009.  Mr. Pinon entered into an employment contract effective September 2009.  A minimal amount was accrued and he requested that the Company not pay him that amount due to the cash flow situation in December 2009.  The Company reclassed the balance to additional paid in capital as of     December 31, 2009.

(4)	Mr. Anderson served as a consultant from July 2010 through December 2010.

(5)	Mr. Witherspoon served as a consultant from July 2010 through December 2010.

(6)	Includes Consultants Cash Consideration and the value of warrants granted to consultants in All Other Compensation column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2010 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1625 Summit Lake Drive, Hillside Building, Suite 205, Tallahassee, Florida 32317.

	Number of Shares
Name of Beneficial Owner	Beneficially Owned(1)	Percentage Beneficially Owned(1)(2)
Douglas R. Salie (2)	4,160,981	13.96%
Sergio A. Pinon (2)	4,500,000	15.09%
Bruce Harmon (2)(3)	3,812,500	12.79%
Donald Read (4)	2,830,999	9.50%
Ralph Amato (5)	4,245,000	14.24%

All officers and directors as a group (3 persons)	12,473,481	41.84%

(1)
Applicable percentage of ownership is based on 29,811,992 shares of our common stock outstanding (as defined below) as of December 31, 2010. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2010 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership amounts for Messrs. Salie, Pinon and Harmon include 1,200,000, 2,200,000, and 1,000,000 shares, respectively, that were issued after December 31, 2010, 339,020, 1,415,314, and 687,500  shares, respectively, that may be acquired upon the exercise of vested options and 755,000, 0, and 1,125,000 shares, respectively, that may be acquired upon the exercise of warrants.  The total above does not reflect 7,971,076 shares of preferred stock that convert to common stock on April 12, 2011.

(2)	Officer and director.
(3)	Reflects 1,000,000 shares owned by Lakeport Business Services, Inc., which is owned and controlled by Bruce Harmon.
(4)	Address for Mr. Read is 16069 NW Lakeside Lane, Bristol, Florida 32321.
(5)
Reflects 4,245,000 shares owned by Ventana Capital Partners, Inc. and RDA Equities, LP, which are owned and/or controlled by Ralph Amato.  Address for Mr. Amato is 5782 Caminito Empresa, La Jolla, California 92037.

(6)	Includes cash and the value of warrants in All Other Compensation column.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Dr. Robert D. Salie, the father of Douglas R. Salie, our CEO and Chairman, is a shareholder and note holder of the Company.

On April 13, 2010, the Company converted certain obligations owed by eLayaway into 1,000,000 shares of common stock of Tedom issued to Lakeport Business Services, Inc., which is owned and controlled by Bruce Harmon, an officer and director of the Company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2010	2009
Audit Fees	$59,600	$64,100
Audit Related Fees	500	-
Tax Fees	-	-
All Other Fees	-	-
Total	60,100	64,100

Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.  Fees in 2009 include the combined audit of fiscal years 2009 and 2008.

Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

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

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Douglas Salie	March 30, 2011
Douglas Salie, Chief Executive Officer	Date

/s/ Bruce Harmon	March 30, 2011
Bruce Harmon, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas Salie	March 30, 2011
Douglas Salie, Director	Date

/s/ Bruce Harmon	March 30, 2011
Bruce Harmon, Director	Date

/s/ Sergio A. Pinon	March 30, 2011
Sergio Pinon, Director	Date