Form 10-Q
period 2011-03-31
eLayaway, Inc.
filed 2011-05-13
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 12, 2011, the registrant had 26,740,158 shares of its Common Stock outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash	$16,878	$100,099
Segregated cash for customer deposits	165,678	47,604
Prepaid expenses	56,977	170,072
Total current assets	239,533	317,775

Fixed assets, net	16,547	18,898

Intangibles, net	4,599	4,707

Other assets	10,000	10,000
Total assets	$270,679	$351,380

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes, convertible notes, and lines of credit payable, net of discounts	$200,785	$146,785
Notes payable and lines of credit to related parties, net of discounts	495,325	402,825
Accounts payable	444,641	402,355
Accounts payable to related parties	36,179	32,921
Accrued liabilities	398,847	405,273
Liability to guarantee equity value	160,000	135,000
Deposits received from customers for layaway sales	160,347	68,258
Total current liabilities	1,896,124	1,593,417

Long-term liabilities
Other liabilities	16,276	27,258
Total liabilities	1,912,400	1,620,675

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated,
issued and outstanding (liquidation value $1,200,000)	1,854	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated,
issued and outstanding (liquidation value $1,770,000)	2,788	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated,
issued and outstanding (liquidation value $3,251,050)	3,142	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated,
186,243 issued and outstanding
and 2009, respectively (liquidation value $295,750)	186	186
Series E preferred stock, $0.001 par value, no shares designated, issued or outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
25,840,158 and 21,090,158 shares issued and outstanding, respectively	25,841	21,091
Additional paid-in capital	10,887,542	10,302,925
Accumulated deficit	(12,563,074)	(11,601,281)
Total shareholders' equity (deficiency)	(1,641,721)	(1,269,295)

Total liabilities and shareholders' equity (deficiency)	$270,679	$351,380

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31,
(unaudited)

	2011	2010

Sales	$28,094	$23,840
Cost of sales	74,761	77,680
Gross loss	(46,667)	(53,840)

Selling, general and administrative expenses
(includes $528,138 of stock-based compensation and
settlements for the three months ended March 31, 2011
and none for the other period presented)	742,547	217,149
Loss from operations	(789,214)	(270,989)

Other income (expense)
Interest expense	(186,837)	(8,699)
Gain on settlement of debt	9,400	-
Gain on extinquishment of debt	4,858	-
Total other income (expense), net	(172,579)	(8,699)

Net loss	$(961,793)	$(279,688)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Weighted average shares outstanding
- basic and diluted	25,204,602	9,221,517

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(961,793)	$(279,688)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,351	19,466
Amortization of intangibles	108	9,451
Amortization of debt discounts	169,058	-
Grant of warants for services	37,250	-
Grant of options for services	134,817	-
Common stock granted for services	356,071	-
Gain on settlement of payroll	(9,400)	-
Gain on extinguishment of debt	(4,858)	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(118,074)	(26,316)
Prepaid Expenses	(7,976)	3,667
Accounts payable	42,285	71,451
Accounts payable to related parties	3,258	13,704
Accrued expenses	76,593	53,504
Deposits received from customers for layaway sales	92,089	77,396
Net cash used in operating activities	(188,221)	(57,365)

Cash flows from financing activities:
Proceeds from related party loans	155,000	-
Repayment of loans	(50,000)	-
Repayment of capitalized leases	-	(1,268)
Proceeds from sale of Series D preferred stock	-	60,000
Series D offering cost	-	(1,250)
Net cash provided by financing activities	105,000	57,482

Net increase (decrease) in cash	(83,221)	117

Cash at beginning of period	100,099	30,983
Cash at end of period	$16,878	$31,100

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,116	$8,699

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)
	2011	2010

Non-cash investing and financing activities:

Settlement of accounts payable with Series D preferred stock	$-	$25,750

Issuance of note payable for lease deposit	$-	$10,000

Conversion of payroll into warrants	$94,000	$-

Conversion of notes payable to common stock	$25,000	$-

Reclassification of equity to liability for guarantee of equity value	$25,000	$-

Debt discount for benefical conversion features value	$165,000	$-

Extinguishment of beneficial conversion debt discount	$64,687	$-

Debt modification increase in fair value of embedded conversion options	$2,245	$-

See accompanying notes to unaudited consolidated financial statements

 eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation formed on December 26, 2006.  On April 16, 2010, Tedom Capital, Inc. changed its name to eLayaway, Inc.

On March 17, 2010, the Company formed Tedom Acquisition Corp. (“TAC”), a Florida corporation, for the purpose of a reverse triangular merger with eLayawayCOMMERCE, Inc., a Florida corporation (f/k/a eLayaway, Inc., “eLCOMMERCE”).  On April 12, 2010, eLCOMMERCE merged with TAC with eLCOMMERCE as the surviving subsidiary of the Company (see Note 6).

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

Prior to the formation of eLCOMMERCE, the research and development of the eLayaway concept operated under the entity Triadium, Inc. (f/k/a Triadium Holdings, LLC, “Triadium”).  The investors and founders of Triadium then formed eLayaway, LLC to commercialize the eLayaway business concept.  There were no assets or liabilities contributed to eLayaway from Triadium at the time of formation of eLayaway, LLC.

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

On March 29, 2010 the intellectual property was assigned to eLayawayCOMMERCE, Inc. and MDIP was dissolved.

On July 28, 2010, eLayawaySPORTS, Inc. (“eLSPORTS”), a Florida corporation, was formed as a subsidiary of the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended March 31, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K filed on March 30, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Website	$-	-	$-	$-
Trademarks	4,599	-	-	4,599
Total Financial Assets	$4,599	-	$-	$4,599

Following is a summary of activity through March 31, 2011 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2011	$4,707
Amortization of intangibles	(108)
Ending balance at March 31, 2011	$4,599

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 3,460,625 shares of common stock, options to purchase 3,903,353 shares of common stock, convertible notes convertible into 5,250,000 common shares and 7,971,075 preferred shares which are mandatorily convertible on a one-for-one basis to common stock on April 12, 2011 (see Note 6).  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segments as of March 31, 2011.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these financial statements were issued.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $961,793 (includes $528,138 of stock-based compensation and settlements) and used cash in operating activities of $188,221 for the three months ended March 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,656,591, $1,641,721 and $12,563,074, respectively, at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at March 31, 2011 consists of the following:

Notes and Convertible Notes Payable
		Unamortized	Principal, net
	Principal	Discount	of discounts
Hillside Properties	$10,000	$-	$10,000
Gary Kline (Convertible)	165,000	(24,750)	140,250
James E. Pumphrey	50,535	-	50,535
Total	$225,535	$(24,750)	$200,785

Notes Payable to Related Parties
		Unamortized	Principal, net
	Principal	Discount	of discounts
Ventana Capital Partners, Inc.	$20,000	$-	$20,000
Lakeport Business Services, Inc.	20,325	-	20,325
Salie Family Limited Partnership (Convertible)	50,000	-	50,000
Lakeport Business Services, Inc. - Line of Credit	55,000	-	55,000
Robert Salie - Line of Credit	350,000	-	350,000
Total	$495,325	$-	$495,325

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matured on March 12, 2010 and had stated interest at a rate of 6%, and had monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matured on September 12, 2010, and had a stated interest at a rate of 6.50% and had monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayawayCOMMERCE, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.

On June 30, 2009, the Company secured a note for $25,000 from Lewis Digital, Inc. (“Lewis Digital”) which matured on July 1, 2010, had interest at 15% per annum, with interest only payments quarterly.  The principal of Lewis Digital is a shareholder of the Company.  On April 16, 2010, Lewis Digital converted this note to 50,000 shares of common stock of eLayaway, Inc. (see Note 6).

On September 10, 2009, the Company obtained an unsecured convertible note for $100,000 from William Neal Davis (“Davis”).  The one-year note required monthly interest payments based on 12% per annum.  The conversion was at the option of Davis for 62,973 shares of Series D preferred stock or $1.58 per share.  Warrants for 120% of the 62,973 shares, or 75,567 warrants, with an exercise price of $0.25, were also issued but did not vest unless and until the note was converted.  There was no fair value assigned to the warrants and there was no beneficial conversion value of the conversion feature of the note at the note date since the conversion price of $1.58 per share equals the $1.58 recent selling price of the Series D preferred stock.  The warrants were exchanged for 37,784 common shares as part of the warrant exchange in April 2010 (see Note 6).  On April 16, 2010, Davis converted this note to 200,000 shares of common stock of eLayaway, Inc. (see Note 6).

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 5 - Related Parties).  The note bears interest at a rate of 12%.  The note matures on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to May 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added.

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note had a one year term and accrued interest at the rate of 7% per annum.  The note is currently in default as of February 10, 2011.

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the term of the one year note and accordingly, five  months of interest of $56,250  were recorded as of December 31, 2010 and another $54,000 for the three months ended March 31, 2011.  On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165.. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545  intrinsic value of the beneficial conversion feature of the old debt was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note. Any remaining discount from the old debt was removed and the company recorded a gain on extinguishment of debt of $4,858 at March 31, 2011.

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s CEO, for $25,000.  The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan.  The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt.  The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note.  On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  This modification did not qualify as a debt extinguishment The Company recorded additional debt discount of $2,245 which represents the increase in fair value of the embedded conversion option resulting from the modification.  On February 12, 2011, this Note was purchased by a third party.  Simultaneous with the acquisition of the Note, this Note was converted to 250,000 shares of common stock (see Note 6).  Upon conversion of the note, the company amortized the debt discount of $2,245 to interest expense.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000.  The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively.  The warrants have a five year life.  The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note.   The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13.   On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  This LOC was increased to $500,000 on February 9, 2011.  The agreement expires on October 28, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of March 31, 2011, the balance was $350,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  .

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on December 26, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of March 31, 2011, the balance was $55,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The Company’s position is that the claim is without merit as a matter of law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding.  The Company, prior to the lawsuit being filed, has issued what it believes to be a fair settlement offer, even though the Company firmly believes that the former officer has no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it is unreasonable.  The Company intends to vigorously defend itself and believes that the claims are without merit.

Lease Commitment

The Company has an office lease agreement, as amended, through May 2013 with escalating rent and a provision to pay down deferred rent of $81,903 that was outstanding at March 31, 2011.  Future minimum lease payments under this lease are as follows:

2012	103,231
2013	55,551
Total	$158,782

Rent expense in for the three months ended March 31, 2011 was $18,738.

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.  The agreement has contingent fees based on successful funding provided by an introduction of Ventana Partners, Inc.  On July 7, 2010, the Company entered into an agreement with Garden State Securities, Inc. (“GSS”) as advisor to the Company.  On August 18, 2010, the Company entered into a subsequent engagement agreement with GSS to act as an exclusive selling/placement agent for the Company.  On February 3, 2011, the Company terminated the agreement with GSS with an effective date of March 4, 2011.  The agreement has contingent fees based on successful funding provided by an introduction of GSS.

NOTE 5 – RELATED PARTIES

Douglas Salie, CEO and Chairman of the Company, is the son of Dr. Robert Salie, a shareholder and a note holder (see Note 3).

Bruce Harmon, CFO and Director of the Company, is a note holder of the Company (see Note 3).  Accounts payable of $24,540 and $25,881 was due to our CFO’s company and himself personally, at March 31, 2011 and December 31, 2010, respectively, for CFO services and advances to the Company.

Ventana, a principal shareholder, is a note holder of the Company (see Note 3).  Accounts payable of $11,640 was due to this shareholder at March 31, 2011, for contracted services to the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

In September 2009, the Company issued a Private Placement Memorandum (“PPM”) to secure up to $3,000,000 with the issuance of Series D preferred stock at a par value of $1.588.  If all shares of the PPM were fully issued, they would represent 10% of the outstanding stock of the Company, assuming a conversion of all preferred stock.  The PPM was discontinued in early July 2010. In 2010, the Company sold 37,785 Series D shares for cash of $60,000 and issued 16,216 Series D shares to settle $25,750 of liabilities. The Company incurred $3,000 of offering costs.  There was no gain or loss on the settlement.

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

On December 9, 2010, the Company issued 177,668 shares of common stock to Dutchess Advisors, LLC in exchange for legal fees related to proposed financing.  The share value was based on the quoted trading price of $0.12 for the Company’s common stock, or $21,320 on the grant date of November 23, 2010 which was the measurement date.  The share values are recognized as expense on the issuance date.

On November 8, 2010, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  Due to the amount of work for the Company and the lack of performance by the Company, the arrangement was renegotiated to issue these additional shares for past services and future services through May 31, 2011.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 5, 2011 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the par value of the 900,000 shares will equal $135,000.   In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  On May 5, 2011 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity.  The shares value of $135,000 was allocated $77,143 for past services rendered and expensed immediately as legal fees and $57,857 as a prepaid expense for the future services to be amortized on a straight line basis through May 5, 2011.  Amortization to legal expense was $38,571 in 2011 and total accumulated amortization was $53,035 through March 31, 2011.

On November 8, 2010, the Company issued 1,500,000 shares of common stock to various members of Aries Investment Partnership in exchange for services related to investor relations for a period of six months.  The share value was based on the quoted trading price of $0.11 for the Company’s common stock, or $165,000.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the six-month term.  Accumulated amortization through March 31, 2011 was $130,549 with $82,500 amortized in 2011.

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

On January 10, 2011 and February 8, 2011, the Company issued 50,000 and 50,000 shares, respectively, to GSS as per the agreement between GSS and the Company.  The shares are valued at the then $0.05 and $0.25, respectively, quoted trading price of the Company’s common stock or $2,500 and $12,500, respectively.  The share values were recognized as expense on the issuance date.

On January 10, 2011, the Company issued 1,200,000 fully vested shares to Douglas Salie, the Company’s CEO and Chairman.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $60,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Salie forfeited 1,169,000 options under the 2009 Stock Option Plan.

On January 10, 2011, the Company issued 1,000,000 fully vested shares to Bruce Harmon, the Company’s CFO and Director.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $50,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Harmon forfeited 2,029,000 options under the 2009 Stock Option Plan.

On January 10, 2011, the Company issued 2,200,000 shares to Sergio Pinon, the Company’s CMO, Vice-Chairman, and Founder.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $110,000.  The share values will be recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Pinon forfeited 2,633,039 options under the 2009 Stock Option Plan.

On February 12, 2011, a convertible debt noteholder converted his $25,000 note into 250,000 shares of common stock (see Note 3).  The company has agreed to guarantee the value of the shares of $25,000. In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $25,000 has been recorded as a current liability and the 250,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital for the par value of the shares.

Recapitalizations

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

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	1,009,895	$0.16
Granted	350,000	$0.10
Exercised	-	$-
Expired	-	$-

Outstanding and exercisable at March 31, 2011	1,359,895	$0.14	4.65	$110,960

Weighted Average Grant Date Fair Value		$0.11

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

On May 16, 2010, the Company granted warrants for 21,500 shares of common stock for services rendered through December 2010.  The warrants expire in 5 years and are exercisable at $0.01 per share.  The warrants were valued at $0.493 per warrant or $10,600 using a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.50
Expected Term	5 Years
Expected Volatility	117%
Dividend Yield	0
Risk Free Interest Rate	0.995%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized the $10,600 expense over the service period through December 2010.

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company computed the relative fair value of the warrant as $11,660 and a beneficial conversion value of $13,340 and has recorded both values as debt discounts to be amortized into interest expense over the one year term of the note.  On February 25, 2011, the convertible promissory note was sold to a third party and was simultaneously converted to 250,000 shares of common stock (see Note 3).

On July 6, 2010, the Company contracted with GSS, a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company terminated the agreement on February 3, 2011 with an effective date of February 22, 2011.  Each month, beginning with July 2010, through February 2011, 50,000 warrants were granted monthly for a total of 400,000 warrants each valued on the grant date.  The average exercise price was $0.161 and the average fair value was $0.221 per warrant.  The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading or thinly trading and had no historical volatility.  The Company recognized total expenses under this arrangement of $74,750 in 2010 and $13,800 for the three months ended March 31, 2011.

On July 7, 2010, the Company granted 28,395 warrants for common stock in exchange for a dispute over alleged accrued wages of $9,465 with a former employee.  The warrants have an exercise price of $0.25.  The warrants were valued at $0.437 per warrant or $12,409 using a Black-Scholes option-pricing mode with the following assumptions:

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

On September 22, 2010, the Company issued as a loan fee to the Salie Family Limited Partnership (see Note 3) 100,000 warrants with an exercise price of $0.34 and valued at $0.291 per warrant or $29,100 using a Black Scholes option pricing model with the following assumptions:

Stock Price	$0.35
Expected Term	5 Years
Expected Volatility	129%
Dividend Yield	0
Risk Free Interest Rate	0.73.%

The Company recorded the relative fair value of the warrant of $18,394 as a debt discount to be amortized to interest expense over the one-year term of the note.

Subsequently, in March 2011, the Company issued additional warrants issued based on a schedule dependent on the inability of the Company to repay the loan.  The Company issued an additional 250,000 warrants with an exercise price range from $0.07 through $0.25 and valued at a fair value range from $0.053 through $0.12 or from $2,425 through $12,000 for a total $23,500 relative fair value.  The values of these 2011 issuances were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13.   The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading or thinly trading, and had no historical volatility.  The Company recorded the values as debt discounts to be amortized into interest expense over the one year term of the note.

The Company has granted warrants to employees.  Warrant activity for employees the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	220,730	$0.25

Granted	1,880,000	$0.05
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at March 31, 2011	2,100,730	$0.07	4.70	$282,000

Exercisable at March 31, 2011	2,100,730	$0.07

Weighted Average Grant Date Fair Value		$0.05

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

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company thinly trading and had no reliable historical volatility.  The Company recognized a settlement gain to compensation expense of $3,775 on the issuance date.

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

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized a gain on settlement to compensation expense of $5,625 on the issuance date since the warrant is earned.

Stock Options

The Company has granted options to employees.  Options activity for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2010	435,000	$0.25

Granted	3,468,353	$0.05
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at March 31, 2011	3,903,353	$0.07	9.73	$212,297

Exercisable at March 31, 2011	1,415,314	$0.05

Weighted Average Grant Date Fair Value		$0.05

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $8,301 through March 31, 2011.

On January 7, 2011, the Company’s Board of Directors approved the grant of 678,039 10-year stock options under the 2010 Stock Option Plan to Douglas Salie.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served which began on September 1, 2009.  The options were valued at $0.045 per option or $30,512 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5.3 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $30,512 over the two year vesting period which began on September 1, 2009.  The Company recognized an expense $24,155 through March 31, 2011.

On January 7, 2011, the Company’s Board of Directors approved the grant of 1,375,000 10-year stock options under the 2010 Stock Option Plan to Bruce Harmon.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served which began on January 1, 2010.  The options were valued at $0.045 per option or $61,875 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5.5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company recognized an expense $38,672 through March 31, 2011.

On January 7, 2011, the Company’s Board of Directors approved the grant of 1,415,314 10-year stock options under the 2010 Stock Option Plan to Sergio Pinon.  The options granted had an exercise price of $0.05 based on the 10 day VWAP of the Company’s common stock.  The options have a two year vesting period with credit for time served.  The options were valued at $0.045 per option or $63,689 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.05
Expected Term	5 Years
Expected Volatility	144%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized the employee option expense of $63,689 over the two year vesting period which began in 2005.  Accordingly, the options are deemed immediately vested.

NOTE 7 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months ended
	March 31,
	2011	2010

Interest expense - amortization	$(169,058)	$-
Interest expense - loan interest	(17,779)	(8,699)
Gain on settlement of debt	9,400	-
Gain on extinquishment of debt	4,858	-

Total other income (expense), net	$(172,579)	$(8,699)

NOTE 8– CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of March 31, 2011.  There have been no losses in these accounts through March 31, 2011.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 8, 2011, Albert Nightingale purchased a portion of the convertible note payable to Gary Kline in the amount of $20,000 (see Note 3).  At the date of purchase, Mr. Nightingale converted the note to 200,000 shares of common stock at the conversion price of $0.10.

On April 8, 2011, Eric Watson purchased a portion of the convertible note payable to Gary Kline in the amount of $10,000 (see Note 3).  At the date of purchase, Mr. Watson converted the note to 100,000 shares of common stock at the conversion price of $0.10.

On April 12, 2011, the Company issued an Amendment to the note between the Company and Gary Kline which increased his note from the reduced amount of $135,000 back to the contractual amount of $165,000 with an additional $30,000 loan.

On May 5, 2011, Jonathan Bloch purchased a portion of the convertible note payable to Gary Kline in the amount of $50,000 (see Note 3).  At the date of purchase, Mr. Bloch converted the note to 500,000 shares of common stock at the conversion price of $0.10.

On May 3, 2011, the Company granted warrants for its common stock in the amount of 50,000 and 150,000 to Larry Witherspoon, the Company’s Chief Information Officer.  The 50,000 warrants for Mr. Witherspoon are fully vested with an exercise price of $0.135 per share.  The 150,000 warrants, with an exercise price of $0.135, are conditional based on a milestone.  Both of these warrants were issued as part of a revised incentive plan for Mr. Witherspoon.  The warrants were valued at $0.134 per warrant or $6,700 and $20,100, respectively, using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.135
Expected Term	2.5 Years
Expected Volatility	254%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $6,700 on the issuance date for the 50,000 warrants since the warrant is earned.  The Company will record the $20,100 as a prepaid expense until the milestone occurs.

On May 3, 2011, the Company issued 100,000 shares of restricted common stock to Larry Witherspoon, the Company’s Chief Information Officer, in exchange for the conversion of $13,500 in accounts payable.  These shares were converted at the value of $0.135 which was the quoted trading price on the grant date and therefore there was no gain or loss on settlement.

On May 3, 2011, the Company granted warrants for its common stock in the amount of 75,000 to John Wittler, CPA, a member of the Company’s board of directors.  The 75,000 warrants, with an exercise price of $0.135, were issued as compensation for Mr. Wittler’s service as a director.  The warrants were valued at $0.134 per warrant or $10,050 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.135
Expected Term	2.5 Years
Expected Volatility	254%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for this director  grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $10,050 on the issuance date since the warrant is earned.

On May 3, 2011, the Company granted several employees a total of 525,000 options for common stock.  The options vest over a three year period, have a ten year life, and have an exercise price of $0.135.  The options were valued at $0.135 per option or $70,875 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.135
Expected Term	6.5 Years
Expected Volatility	254%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $70,875 which will be amortized over a three year period as the options are earned.

On May 6, 2011, the Company issued an Amendment to the note between the Company and Gary Kline which increased his note from the reduced amount of $115,000 back to the contractual amount of $165,000 with an additional $50,000 loan.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2010 for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission.

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

Plan of Operation

The Company was a startup company that was incorporated in Delaware under the name Tedom Capital, Inc. (“Tedom”) on December 26, 2006.  The stockholders of Tedom on March 26, 2010, approved a forward split of one share of common stock for three shares of common stock. On March 19, 2010, Tedom signed a Letter of Intent with eLayaway, Inc., a Florida corporation, to execute a reverse triangular merger (the “Merger”).  On April 7, 2010, Tedom filed with the State of Delaware to authorize four classes of preferred stock (Series A, B, C and D).  On April 12, 2010, Tedom and eLayaway, Inc. executed the Merger as noted in Form 8-K dated April 16, 2010.  The change of officers and directors of the Company associated with the Merger were incorporated in the April 16, 2010 Form 8-K.  On April 16, 2010, Tedom filed with the State of Delaware for a name change to eLayaway, Inc. (“eLayaway”).  On April 19, 2010, eLayaway, Inc. filed with the State of Florida for a name change to eLayawayCOMMERCE, Inc. (“eLCOMMERCE”).  On April 20, 2010, eLayaway filed with FINRA for its name change and a symbol change.  On May 24, 2010, FINRA notified eLayaway of its symbol change from TDOM.OB to ELAY.OB to be traded on the NASDAQ OTC Bulletin Board.  The Florida-based Company is an online payment processor providing a layaway service for merchants and consumers.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue. For the three months ended March 31, 2011, our revenue was $28,094, compared to $23,840 for the same period in 2010, representing an increase of 17.8%. This increase in revenue was primarily attributable to the effect of growth.

Gross Loss. For the three months ended March 31, 2011, our gross loss was $46,667, compared to a gross loss of $53,840 for the same period in 2010, representing a decrease of 13.3%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($74,761 and $77,680, for the three months ended March 31, 2011 and 2010, respectively).

Selling, General and Administrative Expenses. For the three months ended March 31, 2011, selling, general and administrative expenses were $742,546 compared to $217,149 for the same period in 2010, an increase of 242.0%.  This increase was primarily caused by stock-based compensation and settlements (from $0 to $528,138, or 100.5% of the increase) therefore selling, general and administrative expenses actually decreased, net of stock-based compensation and settlements, by $2,741 or 1.3%.

Net Loss. We generated net losses of $961,793 for the three months ended March 31, 2011 compared to $279,688 for the same period in 2010, an increase of 243.9%, of which stock-based compensation accounted for 77.4% of the increase.  An increase in interest expense, including $169,058 of interest expense for the amortization of beneficial conversion features compared to $0 for the same period in 2010, of $178,138 accounted for 24.8% of the increase in the net loss for the three months ended March 31, 2011 compared to the same period for 2010.

Liquidity and Capital Resources

General. At March 31, 2011, we had cash and cash equivalents of $16,878. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $188,221 for the three months ended March 31, 2011, and we used cash in operations of $57,365 during the same period in 2010. The principal elements of cash flow from operations for the three months ended March 31, 2011 included a net loss of $961,793, offset primarily by stock-based compensation and settlements of $528,138.

Cash generated in our financing activities was $105,000 for the three months ended March 31, 2011, compared to cash generated of $57,482 during the comparable period in 2010. This increase was primarily attributed to a concentrated effort of capital procurement in 2011 compared to 2010.

As of March 31, 2011, current liabilities exceeded current assets by 7.9 times. Current assets decreased from $317,775 at December 31, 2010 to $239,533 at March 31, 2011 whereas current liabilities increased from $1,593,417 at December 31, 2010 to $1,896,125 at March 31, 2011.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $28,094 and net losses of $961,793 ($528,138 represents stock-based compensation and settlements) for the three months ended March 31, 2011 compared to sales of $23,840 and net loss of $279,688 for the three months ended March 31, 2010.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,656,592, $1,641,721 and $12,563,074, respectively, at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company has appointed an independent director on April 1, 2011 who additionally is serving as the chairman of the Audit Committee. The Company intends to appoint additional independent directors;
2.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 13, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The Company’s position is that the claim is without merit as a matter of law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding.  The Company, prior to the lawsuit being filed, has issued what it believes to be a fair settlement offer, even though the Company firmly believes that the former officer has no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it is unreasonable.  The Company intends to vigorously defend itself and believes that the claims are without merit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2011, the Company granted to GSS 50,000 five year warrants exercisable at $0.06.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.05 per share.

On January 10, 2011, the Company granted to Douglas Salie 755,000 five year warrants exercisable at $0.05, 678,039 options for common stock exercisable at $0.05, and 1,200,000 shares of common stock with a value of $0.05 per share.

On January 10, 2011, the Company granted to Bruce Harmon 1,125,000 five year warrants exercisable at $0.05, 1,375,000 options for common stock exercisable at $0.05, and 1,000,000 shares of common stock with a value of $0.05 per share.

On January 10, 2011, the Company granted to Sergio Pinon 1,415,314 options for common stock exercisable at $0.05, and 2,200,000 shares of common stock with a value of $0.05 per share.

On February 8, 2011, the Company granted to GSS 50,000 five year warrants exercisable at $0.14.  The Company also issued 50,000 shares of common stock to GSS with a value of $0.1375 per share.

On February 16, 2011, the Company issued to Jason D. Cohen 250,000 shares of common stock in regards to the conversion of a convertible note payable of $25,000.

On March 15, 2011, the Company issued to Salie Family Limited Partnership warrants for common stock in regards to its convertible note payable with the Company.  The warrants were issued five groupings as follows: 25,000, 25,000, 25,000, 75,000, and 100,000, exercisable at $0.25, $0.11, $0.11, $0.07, and $0.07, respectively.

On April 8, 2011, the Company issued to Albert P. Nightingale 200,000 shares of common stock in regards to the conversion of a convertible note payable of $20,000.

On April 8, 2011, the Company issued to Eric Watson 100,000 shares of common stock in regards to the conversion of a convertible note payable of $10,000.

On April 7, 2011, an employee of the Company resigned thereby forfeiting 25,000 options for common stock.

On May 3, 2011, the Company granted to Larry Witherspoon and John Wittler, CPA, 50,000 and 75,000, respectively, five year warrants exercisable at $0.135 per warrant.

On May 3, 2011, the Company granted 150,000 conditional five year warrants with an exercise price of $0.135 to Larry Witherspoon.  These warrants are based on a milestone.

On May 3, 2011, the Company issued 100,000 shares of common stock to Larry Witherspoon in exchange for the conversion of $13,500 of accounts payable.

On May 3, 2011, the Company issued 525,000 options for common stock to various employees.  The options have a term of ten years with an exercise price of $0.135.

On May 5, 2011, the Company issued to Jonathan Bloch 500,000 shares of common stock in regards to the conversion of a convertible note payable of $50,000.

The Securities were issued pursuant to exemptions from registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
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

ELAYAWAY, INC.

Date: May 13, 2011	By:	/s/ Douglas R. Salie
Douglas R. Salie
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer