Form 10-Q
period 2011-06-30
eLayaway, Inc.
filed 2011-08-15
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 10, 2011, the registrant had 41,959,830 shares of its Common Stock outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1
eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS

Current assets
Cash	$359,614	$100,099
Segregated cash for customer deposits	68,320	47,604
Prepaid expenses	372,579	170,072

Total current assets	800,513	317,775

Fixed assets, net	14,196	18,898

Intangibles, net	4,491	4,707

Other assets	10,000	10,000

Total assets	$829,200	$351,380

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes, convertible notes, and lines of credit payable, net of discounts	$315,535	$146,785
Notes and lines of credit payable to related parties, net of discounts	540,325	402,825
Accounts payable	474,650	402,355
Accounts payable to related parties	40,258	32,921
Accrued liabilities	447,583	405,273
Liability to guarantee equity value	160,000	135,000
Deposits received from customers for layaway sales	84,051	68,258

Total current liabilities	2,062,402	1,593,417

Long-term liabilities
Other liabilities	7,750	27,258

Total liabilities	2,070,152	1,620,675

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 1,854,013 issued and outstanding, respectively (liquidation value $0 and $1,200,000, respectively)	-	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 2,788,368 issued and outstanding, respectively (liquidation value $0 and $1,770,000, respectively)	-	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 3,142,452 issued and outstanding, respectively (liquidation value $0 and $3,251,050, respectively)	-	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 186,243 issued and outstanding, respectively (liquidation value $0 and $295,750, respectively)	-	186
Series E preferred stock, $0.001 par value, no shares designated, issued or outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 38,410,234 and 21,090,158 shares issued and outstanding, respectively	38,410	21,091
Common stock issuable (970,000 shares)	970	-
Additional paid-in capital	12,230,536	10,302,925
Accumulated deficit	(13,510,868)	(11,601,281)

Total shareholders' equity (deficiency)	(1,240,952)	(1,269,295)

Total liabilities and shareholders' equity (deficiency)	$829,200	$351,380

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$23,868	$24,896	$51,962	$48,736
Cost of sales	69,759	70,381	144,520	148,061

Gross loss	(45,891)	(45,485)	(92,558)	(99,325)

Selling, general and administrative expenses (includes $478,618 and $2,841,888 for the three months ended June 30, 2011 and 2010, respectively, and $1,006,756 and $2,841,888 for the six months ended June 30, 2011 and 2010, respectively, of stock-based compensation and settlements)	703,521	3,051,980	1,446,068	3,269,129

Loss from operations	(749,412)	(3,097,465)	(1,538,626)	(3,368,454)

Other income (expense)
Interest expense	(189,881)	(9,643)	(376,718)	(18,342)
Gain (loss) on settlements of liabilities	(8,500)		900	-
Gain on extinquishment of debt	-	-	4,858	-
Total other income (expense), net	(198,381)	(9,643)	(370,960)	(18,342)

Net loss	$(947,794)	$(3,107,108)	$(1,909,587)	$(3,386,796)

Basic and diluted net loss per share	$(0.05)	$(0.18)	$(0.06)	$(0.26)

Weighted average shares outstanding
- basic and diluted	18,154,637	16,195,439	30,687,312	13,089,732

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2011	2010

Cash flows used in operating activities:
Net loss	$(1,909,587)	$(3,386,796)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,702	28,367
Amortization of intangibles	216	9,559
Amortization of debt discounts	338,126	-
Grant of warrants for services	193,500	2,111
Grant of options for services	229,479	-
Common stock granted for services	307,333	2,806,743
Amortization of stock-based prepaids	277,345	-
(Gain) loss on settlement of payroll with common stock	(9,400)	10,136
(Gain) loss on extinguishment of debt	(4,858)	22,898
Loss on settlement of accounts payable for common stock	8,500	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(20,716)	(84,172)
Prepaid Expenses	9,148	682
Accounts payable	90,795	111,560
Accounts payable to related parties	7,337	17,534
Accrued expenses	116,805	82,604
Deposits received from customers for layaway sales	15,793	258,867
Net cash used in operating activities	(345,482)	(119,907)

Cash flows used in investing activities:
Purchase of property and equipment	-	(6,938)
Net cash used in investing activities	-	(6,938)

Cash flows from financing activities:
Proceeds from related party loans	255,000	25,025
Proceeds from loans	455,000	100,000
Repayment of loans	(105,000)	-
Repayment of capitalized leases	-	(1,525)
Expenses paid by shareholders	-	6,115
Sale of common stock	-	59,000
Common stock offering cost	-	(1,500)
Proceeds from sale of Series D preferred stock	-	60,000
Series D offering cost	-	(3,000)
Net cash provided by financing activities	605,000	244,115

Net increase (decrease) in cash	259,518	117,270

Cash at beginning of period	100,099	30,983

Cash at end of period	$359,617	$148,253

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,116	$14,013

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2011	2010

Non-cash investing and financing activities:

Settlement of accounts payable with Series D preferred stock	$-	$25,750

Issuance of note payable for lease deposit	$-	$10,000

Settlement of payroll with warrants	$94,000	$73,962

Settlement of accounts payable with warrants	$-	$64,102

Settlement of accounts payable with common stock	$18,500	$-

Conversion of convertible notes payable to common stock	$180,000	$125,000

Conversion of convertible preferred stock into common stock	$7,970	$125,000

Reclassification of equity to liability for guarantee of equity value	$160,000	$-

Reclassification of liability to equity for expiration of guarantee	$135,000	$-

Debt discount for benefical conversion features value	$375,000	$-

Extinguishment of beneficial conversion debt discount	$64,687	$-

Debt modification increase in fair value of embedded conversion options	$2,245	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation formed on December 26, 2006 as Tedom Capital, Inc.  On April 16, 2010, the Company changed its name to eLayaway, Inc.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended June 30, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2010 filed on March 30, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$4,491	-	-	$4,491
Total Financial Assets	$4,491	-	$-	$4,491

Following is a summary of activity through June 30, 2011 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2011	$4,707
Amortization of intangibles	(216)
Ending balance at June 30, 2011	$4,491

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 4,335,625 shares of common stock, employee options to purchase 4,428,353 shares of common stock and convertible notes convertible into 9,650,000 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segments as of June 30, 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,909,587 (includes $1,006,756  of stock-based compensation and settlements) and used cash in operating activities of $345,482 for the six months ended June 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,261,889, $1,240,952 and $13,510,868, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at June 30, 2011 consists of the following:

Notes, Convertible Notes, and Lines of Credit Payable
		Unamortized	Principal, net
	Principal	Discount	of discounts
Hillside Properties	$10,000	$-	$10,000
Gary Kline (Convertible)	165,000	-	165,000
Transfer Online - Line of Credit (Convertible)	300,000	(210,000)	90,000
James E. Pumphrey	50,535	-	50,535
Total	$525,535	$(210,000)	$315,535

Notes and Lines of Credit Payable to Related Parties
		Unamortized	Principal, net
	Principal	Discount	of discounts
Ventana Capital Partners, Inc.	$20,000	$-	$20,000
Lakeport Business Services, Inc.	20,325	-	20,325
Salie Family Limited Partnership (Convertible)	50,000	-	50,000
Lakeport Business Services, Inc. - Line of Credit	50,000	-	50,000
Robert Salie - Line of Credit (Convertible)	400,000	-	400,000
Total	$540,325	$-	$540,325

 On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matured on March 12, 2010 and had stated interest at a rate of 6%, and had monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matured on September 12, 2010, and had a stated interest at a rate of 6.50% and had monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayawayCOMMERCE, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matured on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.  The note is currently in default.

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

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 5 - Related Parties).  The note bears interest at a rate of 12%.  The note matured on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to September 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added.

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note had a one year term and accrued interest at the rate of 7% per annum.  The note is currently in default as of February 10, 2011.

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining  term of the one year note and accordingly, five  months of interest of $56,250  were recorded as of December 31, 2010 and another $14,063 through February 8, 2011.  On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note.  The full $165,000 discount was amortized as of the maturity date of April 5, 2011.  Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at March 31, 2011.   From April, 2011 through June, 2011, Kline sold $155,000 of the Convertible Promissory Note to some investors.  Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,550,000 of common stock.  Subsequently, Kline invested $155,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand.   These additional loans are not treated as modifications under accounting standards.  The company also recorded $144,318 of interest expenses related to the beneficial conversion feature of the new notes.

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

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000.  The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively.  The warrants have a five year life.  The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note.  The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13.   On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  This LOC was increased to $500,000 on February 9, 2011.  The agreement expires on October 28, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $400,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on December 26, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $50,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. in the amount of $500,000.  The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $300,000.  This LOC contains a conversion provision whereby the conversion price is $0.10.    The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note which will be  amortized to interest expense over the term of six months.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has an office lease agreement, as amended, through May 2013 with escalating rent and a provision to pay down deferred rent of $90,140 that was outstanding at June 30, 2011.  Future minimum lease payments under this lease are as follows:

2012	103,231
2013	55,551

Total	$158,782

Rent expense for the three and six months ended June 30, 2011 was $18,738 and $37,474, respectively.

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The Company’s position is that the claim is without merit as a matter of law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding.  The Company, prior to the lawsuit being filed, had issued what it believes to be a fair settlement offer, even though the Company firmly believed that the former officer had no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it was unreasonable.  The Company settled the lawsuit in June 2011 with the issuance of 600,000 warrants for common stock.  The Company maintains that the claims were without merit but opted to settle to avoid legal costs.

NOTE 5 – RELATED PARTIES

Douglas Salie, CEO and Chairman of the Company, is the son of Dr. Robert Salie, a shareholder and a note holder (see Note 3).

Bruce Harmon, CFO and Director of the Company, is a note holder of the Company (see Note 3).  Accounts payable of $28,619 and $25,881 was due to our CFO’s company and himself personally, at June 30, 2011 and December 31, 2010, respectively, for CFO services and advances to the Company.

Ventana, a principal shareholder, is a note holder of the Company (see Note 3).  Accounts payable of $11,640 was due to this shareholder at June 30, 2011, for contracted services to the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated five Series as Series A, B, C, D and E.  Series A, B, C and D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.  The Series A, B, C and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company,  (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days or (iv) twelve months after the April 12, 2010 merger.  Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

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

On April 12, 2011, all series of preferred stock were automatically converted to common stock based upon the twelve month automatic conversion provision.

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

On November 8, 2010, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  Due to the amount of work for the Company and the lack of performance by the Company, the arrangement was renegotiated to issue these additional shares for past services and future services through May 31, 2011.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 5, 2011 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the par value of the 900,000 shares will equal $135,000.   On May 5, 2011, the Company’s stock price was $0.22 therefore the $135,000 was reclassified to equity with no additional issuance of shares.  Amortization to legal expense was $73,022 in 2011 and the balance was fully amortized as of May 2011.

On November 8, 2010, the Company issued 1,500,000 shares of common stock to various members of Aries Investment Partnership in exchange for services related to investor relations for a period of six months.  The share value was based on the quoted trading price of $0.11 for the Company’s common stock, or $165,000.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the six-month term.  Accumulated amortization through June 30, 2011 was $130,549 with $82,500 amortized in 2011.

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

On April 1, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock (see Note 3).

On April 1, 2011, a convertible debt noteholder converted his $10,000 note into 100,000 shares of common stock (see Note 3).

On April 6, 2011, a convertible debt noteholder converted his $50,000 note into 500,000 shares of common stock (see Note 3).

On May 3, 2011, the Company issued 100,000 shares of restricted common stock to Larry Witherspoon, the Company’s Chief Information Officer, in exchange for the conversion of $13,500 in accounts payable.  These shares were converted at an agreed  value of $0.135.  The stock price for the Company’s common stock on May 3, 2011 was $0.18 therefore there was a loss on settlement of $4,500.

On May 16, 2011, a convertible debt noteholder converted her $6,000 note into 60,000 shares of common stock (see Note 3).

On May 17, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock (see Note 3).

On May 18, 2011, the Company issued 4,020,000 shares to various members of Aries Investment Partnership in conjunction with a contract dated January 3, 2011.  The total issuance as contractually obligated is 4,500,000 shares.  The shares contractually should have been issued on January 3, 2011 but due to an oversight, were not issued until May 18, 2011.  The shares were issued in exchange for services related to investor relations and other administrative services for a period of eighteen months.  The share value was based on the quoted trading price of $0.06 for the Company’s common stock, or $270,000, as of the date contractually obligated for issuance.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the eighteen-month term.  Accumulated amortization through June 30, 2011 was $90,000.    The remaining 480,000 shares were issued in July 2011 (see Note 9) but, for accounting purposes, was recorded as common stock issuable.

On May 23, 2011, the Company issued 50,000 shares to GSS as settlement for accounts payable of $5,000 related to the agreement between GSS and the Company.  The shares are valued at the settlement price of $0.10 per share.  The quoted trading price of the Company’s common stock was $0.18 or $9,000.  The share values were recognized as expense on the issuance date with a loss on settlement of $4,000.

On June 3, 2011,  Donald Read, a significant shareholder of the Company, signed a Memorandum of Understanding stating that of his 2,830,999 shares of common stock of the Company, that he would return 1,830,999 of those shares to the Company for cancellation.  They were returned in July 2011 but, for accounting purposes, had an effective date of June 30, 2011. The transaction was treated as Contributed Capital.

On June 8, 2011, a convertible debt noteholder converted her $49,000 note into 490,000 shares of common stock (see Note 3).  These shares were not issued until July 2011 and were recorded as common stock issuable (see Note 9).

On June 10, 2011, the Company issued 3,000,000 shares into an escrow account in exchange for services related to a contract to provide information technology services in the amount estimated at  $300,000.  The contract is projected to have a period of approximately six months.  For accounting purposes, the shares are not considered issued or outstanding until released from escrow to the vendor.  The shares will be valued and, for accounting purposes, the expense recognized as earned.  As of June 30, 2011, the Company recognized $63,333 as stock-based expense with a credit to additional paid in capital.

On June 22, 2011, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  The issuance was a condition of a new contract with Vincent & Rees for the period May 6, 2011 through May 6, 2012.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 6, 2012 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the par value of the 900,000 shares will equal $135,000.   In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  On May 6, 2012 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity.  The shares value of $135,000 was allocated as a prepaid expense for the future services to be amortized on a straight line basis through May 6, 2012.  Amortization to legal expense for this contract was $27,000 in 2011 and total accumulated amortization under this contract was $27,000 through June 30, 2011.

On June 24, 2011, the Company issued 300,000 shares to Rempel Ventures Group in exchange for services related to a contract to provide various administrative services estimated at a value  of $30,000.  The contract period is July 1, 2011 through June 30, 2012.  The shares were valued at the then $0.19 quoted trading price of the Company’s common stock or $57,000 which is considered more reliable than the contract value.  The share value was recorded as prepaid expense at the issuance date to be amortized over the one year term of the agreement.

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

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	1,009,895	$0.16
Granted	950,000	$0.17
Exercised	-	$-
Expired	-	$-

Outstanding and exercisable at June 30, 2011	1,959,895	$0.16	4.56	$100,995

Weighted Average Grant Date Fair Value		$0.16

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

On July 6, 2010, the Company contracted with GSS, a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company terminated the agreement on February 3, 2011 with an effective date of February 22, 2011.  Each month, beginning with July 2010, through February 2011, 50,000 warrants were granted monthly for a total of 400,000 warrants each valued on the grant date.  The average exercise price was $0.161 and the average fair value was $0.221 per warrant.  The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading or thinly trading and had no historical volatility.  The Company recognized total expenses under this arrangement of $74,750 in 2010 and $13,800 for the six months ended June 30, 2011.

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

On September 22, 2010, the Company issued as a loan fee to the Salie Family Limited Partnership (see Note 3) 100,000 warrants with an exercise price of $0.34 and valued at $0.291 per warrant or $29,100 using a Black Scholes option pricing model with the following assumptions:

Stock Price	$0.35
Expected Term	5 Years
Expected Volatility	129%
Dividend Yield	0
Risk Free Interest Rate	0.73.	%

The Company recorded the relative fair value of the warrant of $18,394 as a debt discount to be amortized to interest expense over the one-year term of the note.

Subsequently, in March 2011, the Company issued additional warrants issued based on a schedule dependent on the inability of the Company to repay the loan.  The Company issued an additional 250,000 warrants with an exercise price range from $0.07 through $0.25 and valued at a fair value range from $0.053 through $0.12 or from $2,425 through $12,000 for a total $23,500 relative fair value.  The values of these 2011 issuances were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13.   The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading, and had no historical volatility.  The Company recorded the values as debt discounts to be amortized into interest expense over the one year term of the note.

On June 2, 2011, the Company granted 600,000 fully vested warrants with an exercise price of $0.214 per share for common stock to Thomas Park in settlement for the lawsuit filed by Mr. Park.  The Company settled to avoid legal fees and contends that the case had no merit.  The warrants were valued at $0.199 per warrant or $119,400 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.20
Expected Term	5 Years
Expected Volatility	248%
Dividend Yield	0
Risk Free Interest Rate	0.615%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $119,400, which is included in operations.

The Company has granted warrants to employees.  Warrant activity for employees the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	220,730	$0.25

Granted	2,155,000	$0.06
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at June 30, 2011	2,375,730	$0.08	4.52	$270,075

Exercisable at June 30, 2011	2,073,769	$0.06

Weighted Average Grant Date Fair Value		$0.06

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

The expected term was computed using the simplified method for this director grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $10,050 on the issuance date since the warrant is earned.

Stock Options

The Company has granted options to employees.  Options activity for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2010	435,000	$0.25

Granted	3,993,353	$0.06
Exercised	-	$-
Forfeited	(25,000)	$-
Expired	-	$-

Outstanding at June 30, 2011	4,403,353	$0.08	9.53	$198,144

Exercisable at June 30, 2011	1,415,314	$0.05

Weighted Average Grant Date Fair Value		$0.06

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $8,301 through June 30, 2011.

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $30,512 over the two year vesting period which began on September 1, 2009.  The Company recognized an expense $27,969 through June 30, 2011.

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company recognized an expense $46,406 through June 30, 2011.

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

NOTE 7 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months ended June 30,		For the six months ended June 30,
Other income (expense)	2011	2010	2011	2010

Interest expense - amortization (1)	$(169,068)	$-	$(338,126)	$-
Interest expense - loan interest	(20,813)	(9,643)	(38,592)	(18,342)
Gain (loss) on settlement of debt	(8,500)	-	900	-
Gain on extinquishment of debt	-	-	4,858	-

Total	$(198,381)	$(9,643)	$(370,960)	$(18,342)
(1)  Relates to the amortization of the beneficial conversion feature.

NOTE 8– CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of June 30, 2011.  There have been no losses in these accounts through June 30, 2011.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 11, 2011, the Company cancelled 1,830,999 shares of common stock (see Note 6).

On July 7, 2011 and July 13, 2011, the Company issued the remaining 80,000 and 400,000 shares of common stock, respectively, related to the Aries services contract (see Note 6).

On July 13, 2011, the Company issued 490,000 shares of common stock for the conversion of a convertible debt in June 2010 (see Notes 3 and 6).

On July 20, 2011, the Company entered into a contract with StocksThatMove.com, LLC.  The contract is for a six month period for services related to the promotion of the Company.  The contract requires the issuance of 600,000 shares of restricted common stock.  For accounting purposes, the share values will be determined and recognized as an expense as they are earned.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenue. For the three months ended June 30, 2011, our revenue was $23,868, compared to $24,896 for the same period in 2010, representing a decrease of 4.1%. This decrease in revenue was primarily attributable to the deficiency of working capital to facilitate growth.

Gross Loss. For the three months ended June 30, 2011, our gross loss was $45,891, compared to a gross loss of $45,485 for the same period in 2010, representing an increase of 0.8%. This increase in our gross loss is immaterial.

Selling, General and Administrative Expenses. For the three months ended June 30, 2011, selling, general and administrative expenses were $703,521 compared to $3,051,980 for the same period in 2010, a decrease of 76.9%.  This decrease was primarily caused by stock-based compensation and settlements (from $2,841,888 to $478,618, or 100.6% of the decrease) therefore selling, general and administrative expenses actually increased (from $210,092 to $224,903), net of stock-based compensation and settlements, by $14,811 or 7.0%, which primarily relates to professional fees and insurances.

Net Loss. We generated net losses of $947,794 for the three months ended June 30, 2011 compared to $3,107,108 for the same period in 2010, a decrease of 69.5%, of which stock-based compensation accounted for 112.6% of the decrease.  An increase in interest expense, including $169,058 of interest expense for the amortization of beneficial conversion features compared to $0 for the same period in 2010, which accounted for 7.8% of the decrease in the net loss for the three months ended June 30, 2011 compared to the same period for 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenue. For the six months ended June 30, 2011, our revenue was $51,962, compared to $48,736 for the same period in 2010, representing an increase of 6.6%. This increase in revenue was primarily attributable to the effect of growth.

Gross Loss. For the six months ended June 30, 2011, our gross loss was $92,558, compared to a gross loss of $99,325 for the same period in 2010, representing a decrease of 6.8%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($144,520 and $148,061, for the six months ended June 30, 2011 and 2010, respectively).

Selling, General and Administrative Expenses. For the six months ended June 30, 2011, selling, general and administrative expenses were $1,446,068 compared to $3,269,129 for the same period in 2010, a decrease of 55.8%.  This decrease was primarily caused by stock-based compensation and settlements (from $2,841,888 to $1,006,756, or 100.7% of the decrease) offset with selling, general and administrative expenses actually increased (from $439,312 to $427,241), net of stock-based compensation and settlements, by $12,071 or 2.8%, primarily due to increased professional fees.

Net Loss. We generated net losses of $1,909,587 for the six months ended June 30, 2011 compared to $3,386,796 for the same period in 2010, a decrease of 43.6%, of which stock-based compensation accounted for 131.5% of the increase.  An increase in interest expense, including $338,126 of interest expense for the amortization of beneficial conversion features compared to $0 for the same period in 2010, which accounted for 23.4% of the increase in the net loss for the six months ended June 30, 2011 compared to the same period for 2010.

 Liquidity and Capital Resources

General. At June 30, 2011, we had cash and cash equivalents of $359,614. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities generated a use of cash in operations of $340,373 for the six months ended June 30, 2011, and we used cash in operations of $119,907 during the same period in 2010. The principal elements of cash flow from operations for the six months ended June 30, 2011 included a net loss of $1,909,587, offset primarily by stock-based compensation and settlements of $1,001,898.

Cash generated in our financing activities was $605,000 for the six months ended June 30, 2011, compared to cash generated of $244,115 during the comparable period in 2010. This increase was primarily attributed to a concentrated effort of capital procurement in 2011 compared to 2010.

As of June 30, 2011, current liabilities exceeded current assets by 2.6 times. Current assets increased from $317,775 at December 31, 2010 to $800,513 at June 30, 2011 whereas current liabilities increased from $1,593,417 at December 31, 2010 to $2,062,402 at June 30, 2011.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $51,962 and net losses of $1,909,587 ($1,006,756  represents stock-based compensation and settlements) for the six months ended June 30, 2011 compared to sales of $48,736 and net loss of $3,386,796 ($2,841,888 represents stock-based compensation and settlements) for the six months ended June 30, 2010.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,261,889, $1,240,952 and $13,510,868, respectively, at June 30, 2011, and used cash in operations of $345,482 in the six months ended June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 1, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The Company’s position is that the claim is without merit as a matter of law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding.  The Company, prior to the lawsuit being filed, had issued what it believes to be a fair settlement offer, even though the Company firmly believed that the former officer had no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it was unreasonable.  The Company settled the lawsuit in June 2011 with the issuance of 600,000 warrants for common stock.  The Company maintains that the claims were without merit but opted to settle to avoid legal costs.

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

On April 1, 2011, the Company issued to Albert P. Nightingale 200,000 shares of common stock in regards to the conversion of a convertible note payable of $20,000.

On April 1, 2011, the Company issued to Eric Watson 100,000 shares of common stock in regards to the conversion of a convertible note payable of $10,000.

On April 6, 2011, the Company issued to Dr. Jonathan Bloch 500,000 shares of common stock in regards to the conversion of a convertible note payable of $50,000.

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

On May 16, 2011, the Company issued to Minnie Wells 60,000 shares of common stock in regards to the conversion of a convertible note payable of $6,000.

On May 17, 2011, the Company issued to William D. Peterson 200,000 shares of common stock in regards to the conversion of a convertible note payable of $20,000.

On May 18, 2011, the Company issued 4,020,000 shares to various members of Aries Investment Partnership in conjunction with a contract dated January 3, 2011.  The total issuance as contractually obligated is 4,500,000 shares.  The shares contractually should have been issued on January 3, 2011 but due to an oversight, were not issued until May 18, 2011.  The remaining 480,000 shares were issued on July 7, 2011 (80,000 shares) and July 13, 2011 (400,000 shares).

On May 23, 2011, the Company issued 50,000 shares to GSS as settlement for accounts payable of $5,000 related to the agreement between GSS and the Company.

On June 2, 2011, the Company issued 600,000 warrants for common stock to Thomas Park as settlement for a lawsuit.

On June 3, 2011, a Donald Read, a significant shareholder of the Company, signed a Memorandum of Understanding stating that of his 2,830,999 shares of common stock of the Company, that he would return 1,830,999 of those shares to the Company for cancellation.  The shares were cancelled upon receipt on July 11, 2011.

On June 10, 2011, the Company issued 3,000,000 shares to Transfer Online, Inc. in exchange for services related to a contract to provide information technology services in the amount of $300,000.

On June 22, 2011, the Company issued 900,000 shares to Vincent & Rees in exchange for services related to a contract to provide legal services valued at $135,000.

On June 24, 2011, the Company issued 300,000 shares to Rempel Ventures Group in exchange for services related to a contract to provide various administrative services in the amount of $30,000.

On July 14, 2011, the Company issued to Lori Livingston 490,000 shares of common stock in regards to the conversion of a convertible note payable of $49,000.  These shares should have been issued in June 2011.

On July 20, 2011, the Company issued to StocksThatMove.com, LLC 600,000 shares of common stock in exchange for services related to a contract to provide promotional services valued at $150,000.

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

32.1 (3)	Certification of Chief Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (3)	Certification of Chief Financial Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)	Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

ELAYAWAY, INC.

Date: August 15, 2011	By:	/s/ Douglas R. Salie
Douglas R. Salie
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer