Form 10-Q
period 2011-09-30
eLayaway, Inc.
filed 2011-11-14
CIK 1422992

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

As of November 5, 2011, the registrant had 45,115,346 shares of its Common Stock outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1
eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS

Current assets
Cash	$18,888	$100,099
Segregated cash for customer deposits	112,276	47,604
Prepaid expenses	312,994	170,072

Total current assets	444,158	317,775

Fixed assets, net	14,430	18,898

Intangibles, net	4,383	4,707

Other assets	10,000	10,000

Total assets	$472,971	$351,380

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes, convertible notes, and lines of credit payable, net of discounts	$296,785	$146,785
Notes and lines of credit payable to related parties, net of discounts	503,763	402,825
Accounts payable	398,362	402,355
Accounts payable to related parties	55,420	32,921
Accrued liabilities	352,049	405,273
Liability to guarantee equity value	160,000	135,000
Deposits received from customers for layaway sales	114,467	68,258

Total current liabilities	1,880,846	1,593,417

Long-term liabilities
Other liabilities	4,360	27,258

Total liabilities	1,885,206	1,620,675

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 1,854,013 issued and outstanding, respectively (liquidation value $0 and $1,200,000, respectively)	-	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 2,788,368 issued and outstanding, respectively (liquidation value $0 and $1,770,000, respectively)	-	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 3,142,452 issued and outstanding, respectively (liquidation value $0 and $3,251,050, respectively)	-	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 186,243 issued and outstanding, respectively (liquidation value $0 and $295,750, respectively)	-	186
Series E preferred stock, $0.001 par value, 2,500,000 shares designated, 1,450,603 and 0 issued and outstanding, respectively (liquidation value $120,050 and $0, respectively)	1,451	-
Common stock, par value $0.001, 100,000,000 shares authorized, 43,080,234 and 21,090,158 shares issued and outstanding, respectively	43,080	21,091
Additional paid-in capital	12,825,898	10,302,925
Accumulated deficit	(14,282,664)	(11,601,281)

Total shareholders' equity (deficiency)	(1,412,235)	(1,269,295)

Total liabilities and shareholders' equity (deficiency)	$472,971	$351,380

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$26,874	$14,909	$78,836	$63,645
Cost of sales	76,334	76,629	220,854	224,690

Gross loss	(49,460)	(61,720)	(142,018)	(161,045)

Selling, general and administrative expenses
(includes $371,037 and $137,953 for the three months ended September 30, 2011 and 2010, respectively, and $1,377,793 and $2,979,841 for the nine months ended September 30, 2011 and 2010, respectively, of stock-based compensation and settlements)	559,867	395,647	2,005,935	3,664,776

Loss from operations	(609,327)	(457,367)	(2,147,953)	(3,825,821)

Other income (expense)
Interest expense	(119,698)	(34,439)	(496,416)	(52,781)
Gain (loss) on settlements of liabilities, net	(54,022)		(53,122)	-
Gain (loss) on extinquishment of debt	11,250	-	16,108	-
Total other income (expense), net	(162,470)	(34,439)	(533,430)	(52,781)

Net loss	$(771,796)	$(491,806)	$(2,681,383)	$(3,878,602)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.26)

Weighted average shares outstanding
- basic and diluted	40,121,538	18,284,338	33,866,612	14,844,324

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2011	2010

Cash flows used in operating activities:
Net loss	$(2,681,383)	$(3,878,602)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,054	39,977
Amortization of intangibles	324	9,667
Amortization of debt discounts to interest expense	420,064	28,750
Grant of warrants for services	214,350	79,030
Grant of options for services	251,737	5,534
Common stock granted for services	470,664	2,862,243
Amortization of stock-based prepaids	441,040	-
(Gain) loss on settlement of payroll with common stock	(9,400)	-
(Gain) loss on extinguishment of debt	(16,108)	-
(Gain) loss on settlement of payroll with warrants	-	10,136
(Gain) loss on settlement of accounts payable with warrants	-	22,898
Loss on settlement of payroll for preferred stock	54,022	-
Loss on settlement of accounts payable for common stock	8,500	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(64,672)	86,134
Prepaid Expenses	(10,961)	11
Accounts payable	14,507	121,213
Accounts payable to related parties	22,499	29,639
Accrued expenses	137,929	139,933
Long-term liability	-	28,784
Deposits received from customers for layaway sales	46,209	45,947
Net cash used in operating activities	(693,625)	(368,706)

Cash flows used in investing activities:
Purchase of property and equipment	(2,586)	(6,938)
Net cash used in investing activities	(2,586)	(6,938)

Cash flows from financing activities:
Proceeds from related party loans	405,000	100,025
Proceeds from loans	465,000	165,000
Repayment of loans	(150,000)	-
Repayment of related party loans	(105,000)	-
Repayment of capitalized leases	-	(2,974)
Expenses paid by shareholders	-	6,115
Sale of common stock	-	79,000
Common stock offering cost	-	(1,500)
Proceeds from sale of Series D preferred stock	-	60,000
Series D offering cost	-	(3,000)
Net cash provided by financing activities	615,000	402,666

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2011	2010

Net increase (decrease) in cash	(81,211)	27,021

Cash at beginning of period	100,099	30,983

Cash at end of period	$18,888	$58,004

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,321	$14,013

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Settlement of accounts payable with Series D preferred stock	$-	$25,750

Issuance of note payable for lease deposit	$-	$10,000

Settlement of payroll with warrants	$94,000	$73,962

Settlement of accounts payable with warrants	$-	$64,102

Settlement of accounts payable with common stock	$18,500	$-

Conversion of convertible notes payable to common stock	$340,000	$125,000

Conversion of convertible preferred stock into common stock	$7,970	$125,000

Conversion of accrued expenses into preferred stock	$-	$125,000

Reclassification of equity to liability for guarantee of equity value	$160,000	$-

Reclassification of liability to equity for expiration of guarantee	$135,000	$-

Debt discount for benefical conversion features value	$345,000	$-

Extinguishment of beneficial conversion debt discount	$64,687	$-

Debt modification increase in fair value of embedded conversion options	$2,245	$-

Issuance of preferred stock for accrued payroll	$120,050	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

eLCOMMERCE was a Florida limited liability company that was formed on September 8, 2005 in Florida.  On September 1, 2009, the Managing Members of the Florida limited liability company filed with the State of Florida to convert the Company to a corporation.  For accounting purposes, the conversion to a corporation was treated as a recapitalization and reflected retroactively for all periods presented in the accompanying consolidated financial statements.  On April 19, 2010, eLayaway, Inc., the Florida corporation, changed its name to eLayawayCOMMERCE, Inc.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended September 30, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2010 filed on March 30, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses, customer deposit liability and short term loans the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

We currently measure and report at fair value our intangible assets.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$4,383	-	-	$4,383
Total Financial Assets	$4,383	-	$-	$4,383

Following is a summary of activity through September 30, 2011 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2011	$4,707
Amortization of intangibles	(324)
Ending balance at September 30, 2011	$4,383

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 4,485,625 at September 30, 2011 (and 1,500,000 subsequently) shares of common stock, employee options to purchase 4,403,353 shares of common stock and convertible notes convertible into 7,650,000 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segments as of September 30, 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $2,681,383 (includes $1,377,793 of stock-based compensation and settlements) and used cash in operating activities of $693,625 for the nine months ended September 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,436,688, $1,412,235 and $14,282,664, respectively, at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at September 30, 2011 consists of the following:

Notes, Convertible Notes, and Lines of Credit Payable
		Unamortized	Principal, net
	Principal	Discount	of discounts
Hillside Properties	$10,000	$-	$10,000
Gary Kline (Convertible)	165,000	-	165,000
Transfer Online - Line of Credit (Convertible)	150,000	(78,750)	71,250
James E. Pumphrey	50,535	-	50,535
Total	$375,535	$(78,750)	$296,785

Notes and Lines of Credit Payable to Related Parties
		Unamortized	Principal, net
	Principal	Discount	of discounts
Ventana Capital Partners, Inc.	$20,000	$-	$20,000
Lakeport Business Services, Inc.	20,325	-	20,325
Salie Family Limited Partnership (Convertible)	50,000	-	50,000
Lakeport Business Services, Inc. - Line of Credit	50,000	-	50,000
Robert Salie - Line of Credit (Convertible)	400,000	(36,562)	363,438
Total	$540,325	$(36,562)	$503,763

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

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Director of the Company (see Note 5 - Related Parties).  The note bears interest at a rate of 12%.  The note matured on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to September 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added.  On October 26, 2011, this balance was converted into Series E preferred stock (see Note 9).

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note had a one year term and accrued interest at the rate of 7% per annum.  The note is currently in default as of February 10, 2011.

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining  term of the one year note and accordingly, five  months of interest of $56,250  were recorded as of December 31, 2010 and another $14,063 through February 8, 2011.  On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note.  The full $165,000 discount was amortized as of the maturity date of April 5, 2011.  Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at March 31, 2011.   From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors.  Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock.  Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand.   These additional loans are not treated as modifications under accounting standards.  The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes.

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

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  This LOC was increased to $500,000 on February 9, 2011.  The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity.  As of September 30, 2011, the balance was $400,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party.  Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 6).   Dr. Salie loaned another $150,000 under the LOC in September 2011.  The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $23,438 of interest expense as of September 30, 2011.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on December 26, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $50,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.   On October 26, 2011, a portion of this balance was converted into Series E preferred stock (see Note 9).

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. in the amount of $500,000.  The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $300,000.  This LOC contains a conversion provision whereby the conversion price is $0.10.    The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note.  On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250.   On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has an office lease agreement, as amended, through May 2013 with escalating rent and a provision to pay down deferred rent of $98,377 that was outstanding at September 30, 2011.  Future minimum lease payments under this lease are as follows:

2012	103,231
2013	55,551

Total	$158,782

Rent expense for the three and nine months ended September 30, 2011 was $18,738 and $56,212, respectively.

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

Bruce Harmon, CFO and Director of the Company, controls Lakeport Business Services, Inc. who is a note holder of the Company (see Note 3).  Accounts payable of $14,681 and $25,881 was due to our CFO’s company and himself personally, at September 30, 2011 and December 31, 2010, respectively, for CFO services and advances to the Company.  Accrued interest of $6,685 and $2,646 was due to our CFO’s company at September 30, 2011 and December 31, 2010, respectively.

Ventana Capital Partners Inc., a principal shareholder, is a note holder of the Company (see Note 3).  Accounts payable of $12,240 was due to this shareholder at September 30, 2011, for contracted services to the Company.

In August and September 2011, $120,050 of accrued payroll to the three officers was settled for 1,450,603 shares of Series E super voting convertible preferred stock resulting in a loss on settlement of $54,022 based on a valuation of $0.12 per share as linked to the quoted common stock price per share (see Note 6).

Various other equity transactions occurred with related parties (see Note 6).

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

On April 12, 2011, the series A, B, C, and D of preferred stock were automatically converted to common stock based upon the twelve month automatic conversion provision.

On September 8, 2011, the Company’s Board of Directors approved the filing of an Amended Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc. (“Amended Certificate of Designation”) with the Department of State of the State of Delaware authorizing the amended terms of the Series E Preferred Stock pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on September 26, 2011. The Certificate of Designation removed the various conditions associated with the issuance, changed the conversion rate to one common share for one preferred share and the voting rights to provide 15 votes for each Series E preferred share.  The liquidation preference is the amount paid for the shares.

On September 26, 2011, as approved by the Board of Directors on September 8, 2011, the Company issued 1,450,603 shares of the Series E Preferred Stock to Messrs. Salie, Harmon, and Pinon in exchange for the conversion of accrued payroll in the amount of $120,050. The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.12 which was the closing price of the common stock on the date of this transaction. The Company recorded a loss of $54,022 which is included in Other Expense - Losses on settlement of liabilities.

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

In April 2010, the Company issued 1,182,973 shares of common stock in exchange for the cancellation of 2,365,945 warrants as part of the merger and recapitalization.  The value of the warrants exceeded the value of the shares and accordingly there was no expense recognized for this exchange.

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

On May 18, 2011, the Company issued 4,020,000 shares to various members of Aries Investment Partnership in conjunction with a contract dated January 3, 2011.  The total issuance as contractually obligated is 4,500,000 shares.  The shares contractually should have been issued on January 3, 2011 but due to an oversight, were not issued until May 18, 2011.  The shares were issued in exchange for services related to investor relations and other administrative services for a period of eighteen months.  The share value was based on the quoted trading price of $0.06 for the Company’s common stock, or $270,000, as of the date contractually obligated for issuance.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the eighteen-month term.  Accumulated amortization through September 30, 2011 was $135,000.    The remaining 480,000 shares were issued in July 2011.

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

On June 3, 2011, Donald Read, a significant shareholder of the Company, signed a Memorandum of Understanding stating that of his 2,830,999 shares of common stock of the Company, that he would return 1,830,999 of those shares to the Company for cancellation.  They were returned in July 2011 but, for accounting purposes, had an effective date of June 3, 2011. The transaction was treated as Contributed Capital.

On June 8, 2011, a convertible debt noteholder converted her $49,000 note into 490,000 shares of common stock (see Note 3).  These shares were not issued until July 2011.

On June 10, 2011, the Company issued 3,000,000 shares into an escrow account in exchange for services related to a contract to provide information technology services in the amount estimated at $300,000.  The contract is projected to have a period of approximately six months.  For accounting purposes, the shares are not considered issued or outstanding until released from escrow to the vendor.  The shares will be valued and, for accounting purposes, the expense recognized as earned.  As of September 30, 2011, the Company recognized $226,666 as stock-based expense with a credit to additional paid in capital.  On November 3, 2011, the remaining shares held in escrow were released to the vendor.

On June 22, 2011, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  The issuance was a condition of a new contract with Vincent & Rees for the period May 6, 2011 through May 6, 2012.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 6, 2012 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the par value of the 900,000 shares will equal $135,000.   In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  On May 6, 2012 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity.  The shares value of $135,000 was allocated as a prepaid expense for the future services to be amortized on a straight line basis through May 6, 2012.  Amortization to legal expense for this contract was $71,250 in 2011 and total accumulated amortization under this contract was $71,250 through September 30, 2011.

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

In July 2011, the Company issued the remaining 80,000 and 400,000 shares of common stock, respectively, related to the Aries services contract and issued 490,000 shares of common stock for the conversion of a convertible debt in June 2010 all reflected as issuable at June 30, 2011 (see Notes 3).

On July 20, 2011, the Company entered into a contract with StocksThatMove.com, LLC.  The contract is for a six month period for services related to the promotion of the Company.  The contract requires the issuance of 600,000 shares of restricted common stock.  For accounting purposes, the shares were valued at $0.14 (closing price of common stock the day before the execution of this agreement) for a total of $84,000. This obligation was recorded as a prepaid expense and will be expensed over the six month period of the agreement. The Company recorded $32,589 as stock-based compensation expense as of September 30, 2011.

On September 12, 2011, a convertible debt noteholder converted his $150,000 convertible note into 1,500,000 shares of common stock (see Note 3).

On September 21, 2011, a convertible debt noteholder converted his $10,000 convertible note into 100,000 shares of common stock (see Note 3).

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

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	1,009,895	$0.16
Granted	1,100,000	$0.16
Exercised	-	$-
Expired	-	$-

Outstanding and exercisable at September 30, 2011	2,109,895	$0.16	4.35	$108,495

Weighted Average Grant Date Fair Value		$0.16

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

On July 6, 2010, the Company contracted with GSS, a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company terminated the agreement on February 3, 2011 with an effective date of February 22, 2011.  Each month, beginning with July 2010, through February 2011, 50,000 warrants were granted monthly for a total of 400,000 warrants each valued on the grant date.  The average exercise price was $0.161 and the average fair value was $0.221 per warrant.  The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading or thinly trading and had no historical volatility.  The Company recognized total expenses under this arrangement of $74,750 in 2010 and $13,800 for the nine months ended September 30, 2011.

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

On August 16, 2011, the Company granted 150,000 fully vested warrants with an exercise price of $0.25 per share for common stock to Transfer Online for services rendered.  The warrants were valued at $0.139 per warrant or $20,850 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.14
Expected Term	5 Years
Expected Volatility	249%
Dividend Yield	0
Risk Free Interest Rate	0.265%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $20,850, which is included in operations.

The Company has granted warrants to employees.  Warrant activity for employees the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2010	220,730	$0.25

Granted	2,155,000	$0.06
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at September 30, 2011	2,375,730	$0.08	4.25	$194,825

Exercisable at September 30, 2011	2,073,769	$0.07

Weighted Average Grant Date Fair Value		$0.06

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
Stock Options

The Company has granted options to employees.  Options activity for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2010	435,000	$0.25

Granted	3,993,353	$0.06
Exercised	-	$-
Forfeited	(25,000)	$-
Expired	-	$-

Outstanding at September 30, 2011	4,403,353	$0.08	9.28	$127,378

Exercisable at September 30, 2011	1,415,314	$0.05

Weighted Average Grant Date Fair Value		$0.06

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $22,896 through September 30, 2011.

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $30,512 over the two year vesting period which began on September 1, 2009.  The Company recognized an expense $30,512 through September 30, 2011.

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company recognized an expense $54,140 through September 30, 2011.

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

NOTE 7 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Other income (expense)	2011	2010	2011	2010

Interest expense - amortization (1)	$(81,938)	$-	$(420,064)	$-
Interest expense - loan interest	(30,565)	(34,439)	(69,157)	(52,781)
Finance charges	(7,195)	-	(7,195)	-
Gain (loss) on settlement of liabilities, net	(54,022)	-	(53,122)	-
Gain (loss) on extinquishment of debt	11,250	-	16,108	-
Total	$(162,470)	$(34,439)	$(533,430)	$(52,781)

(1) Relates to the amortization of the beneficial conversion feature.

NOTE 8– CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2011.  There have been no losses in these accounts through September 30, 2011.

 Concentration of Intellectual Property

The Company owns the trademark “eLayaway” and the related logo, and owns, through its dissolved subsidiary, MDIP, LLC, the U.S. utility patent pending rights, title and interest, filed on October 17, 2006, relating to the eLayaway business process.  The Company’s business is reliant on these intellectual property rights.  MDIP Assigned the Utility Patent Application to the Company in 2010.

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2011, the Company entered into a contract with Sage Market Advisors.  The contract is for a six month period for services related to the marketing of the Company.  The contract requires the issuance of 1,500,000 shares of restricted common stock and 1,500,000 fully vested (five year) warrants with an exercise price of $0.15 per share for common stock to Sage Market Advisors for services to be rendered.  For accounting purposes, the share values will be determined and recognized as an expense as they are earned.  The warrants were valued at $0.139 per warrant or $208,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.14
Expected Term	5 Years
Expected Volatility	249%
Dividend Yield	0
Risk Free Interest Rate	0.265%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company will recognize an expense of $208,500, which will be included in operations.

On October 1, 2011, the Company entered into a contract with Cape MacKinnon, Inc.  The contract is for a ninety day period for services related to the public and media relations of the Company.  The contract requires the issuance of 375,000 shares of restricted common stock for the first thirty days, 325,000 shares of restricted common stock for the second thirty days, and 325,000 shares of restricted common stock for the final thirty days.  For accounting purposes, the share values will be determined and recognized as an expense as they are earned.

On October 26, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee for legal expenses and related expenses for the closing of the note which will be recorded as debt discounts to be amortized over the debt term.  Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value.

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee for legal expenses and related expenses for the closing of the note which will be recorded as debt discounts to be amortized over the debt term.  Evolution was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value.

On October 26, 2011, the Company agreed with Bruce Harmon to convert various payables to Harmon and Lakeport to Series E preferred stock.  A total of $100,510 was converted into 1,374,551 shares of Series E preferred stock.  The converted amount relates to the note with Lakeport for $20,325, $25,000 of the LOC with Lakeport, accrued interest of $6,685, and accrued payroll of $48,500.   The Company has a right to purchase these shares back from Harmon.  The value of the preferred stock on the previous day was $0.089.  There was a loss on conversion of $21,825 which will be recorded accordingly.

On October 26, 2011, Larry Witherspoon converted $14,250 of the balance due to him for services into 160,112 shares of restricted common stock at a conversion rate of $0.089 per share.  There was no gain or loss on this transaction.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenue. For the three months ended September 30, 2011, our revenue was $26,874, compared to $14,909 for the same period in 2010, representing an increase of 80.3%. This increase in revenue was primarily attributable to the effect of growth.

Gross Loss. For the three months ended September 30, 2011, our gross loss was $49,460, compared to a gross loss of $61,720 for the same period in 2010, representing a decrease of 19.9%. This decrease in our gross loss is due to increased revenue.

Selling, General and Administrative Expenses. For the three months ended September 30, 2011, selling, general and administrative expenses were $559,867 compared to $395,647 for the same period in 2010, an increase of 41.5%.  This increase was primarily caused by stock-based compensation and settlements (from $137,953 to $371,037, or 141.9% of the increase) therefore selling, general and administrative expenses actually increased (from $257,694 to $259,500), net of stock-based compensation and settlements, by $1,806 or 0.7%, which primarily relates to professional fees and insurance.

Net Loss. We generated net losses of $771,796 for the three months ended September 30, 2011 compared to $491,806 for the same period in 2010, an increase of 56.9%, of which stock-based compensation accounted for 132.5% of the increase.  An increase in interest expense, including $81,938 of interest expense for the amortization of beneficial conversion features compared to $0 for the same period in 2010, which accounted for 29.3% of the increase in the net loss for the three months ended September 30, 2011 compared to the same period for 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenue. For the nine months ended September 30, 2011, our revenue was $78,836, compared to $63,645 for the same period in 2010, representing an increase of 23.9%. This increase in revenue was primarily attributable to the effect of growth.

Gross Loss. For the nine months ended September 30, 2011, our gross loss was $142,018, compared to a gross loss of $161,045 for the same period in 2010, representing a decrease of 11.8%. This decrease in our gross loss resulted primarily from the reduction in cost of sales ($220,854 and $224,690, for the nine months ended September 30, 2011 and 2010, respectively).

Selling, General and Administrative Expenses. For the nine months ended September 30, 2011, selling, general and administrative expenses were $2,005,935 compared to $3,664,776 for the same period in 2010, a decrease of 45.3%.  This decrease was primarily caused by stock-based compensation and settlements (from $2,979,841 to $1,377,793, or 100.4% of the decrease) offset with selling, general and administrative expenses actually increased (from $684,935 to $698,812), net of stock-based compensation and settlements, by $13,877 or 2.0%, primarily due to increased professional fees.

Net Loss. We generated net losses of $2,681,383 for the nine months ended September 30, 2011 compared to $3,878,602 for the same period in 2010, a decrease of 30.9%, of which stock-based compensation accounted for 115.1% of the decrease.  An increase in interest expense, including $420,064 of interest expense for the amortization of beneficial conversion features compared to $0 for the same period in 2010, which accounted for 35.1% of the increase in the net loss for the nine months ended September 30, 2011 compared to the same period for 2010.

Liquidity and Capital Resources

General. At September 30, 2011, we had cash and cash equivalents of $18,888. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $693,625 for the nine months ended September 30, 2011, and we used cash in operations of $368,706 during the same period in 2010. The principal elements of cash flow from operations for the nine months ended September 30, 2011 included a net loss of $2,681,383, offset primarily by stock-based compensation and settlements of $1,377,793.

Cash used in investing activities was $2,586 for the nine months ended September 30, 2011, compared to $6,938 during the comparable period in 2010.

Cash provided by in our financing activities was $615,000 for the nine months ended September 30, 2011, compared to cash generated of $402,666 during the comparable period in 2010. This increase was primarily attributed to a concentrated effort of capital procurement in 2011 compared to 2010.

As of September 30, 2011, current liabilities exceeded current assets by 4.2 times. Current assets increased from $317,775 at December 31, 2010 to $444,157 at September 30, 2011 whereas current liabilities increased from $1,593,417 at December 31, 2010 to $1,880,846 at September 30, 2011.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $78,836 and net losses of $2,681,383 ($1,377,793  represents stock-based compensation and settlements) for the nine months ended September 30, 2011 compared to sales of $63,645 and net loss of $3,878,602 ($2,979,841 represents stock-based compensation and settlements) for the nine months ended September 30, 2010.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $1,436,688, $1,412,235 and $14,282,664, respectively, at September 30, 2011, and used cash in operations of $693,625 in the nine months ended September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

On August 16, 2011, the Company granted 150,000 conditional five year warrants with an exercise price of $0.25 to Transfer Online.

On September 12, 2011, the Company issued to Digital Farmstand, LLC 100,000 shares of common stock in regards to the conversion of a convertible note payable of $10,000.

On September 21, 2011, the Company issued to Digital Farmstand, LLC 1,500,000 shares of common stock in regards to the conversion of a convertible note payable of $150,000.

On October 1, 2011, the Company issued to Cape MacKinnon, Inc. 375,000 shares of restricted common stock in exchange for services related to a contract to provide services valued at $52,500.

On October 1, 2011, the Company issued to Sage Market Advisors 1,500,000 shares of restricted common stock and 1,500,000 warrants for common stock with an exercise price of $0.15 in exchange for services related to a contract to provide services valued at $418,500.

On October 26, 2011, the Company agreed with Bruce Harmon to convert various payables to Harmon and Lakeport to Series E preferred stock.  A total of $100,510 was converted into 1,374,551 shares of Series E preferred stock.

On October 26, 2011, Larry Witherspoon converted $14,250 of the balance due to him for services into 160,112 shares of restricted common stock at a conversion rate of $0.089 per share.

On October 26, 2011, the Company issued to Benchmark Capital, LLC 55,556 shares of restricted common stock in exchange for services related to the convertible note with Benchmark Capital, LLC.

On October 26, 2011, the Company issued to Evolution Capital, LLC 55,556 shares of restricted common stock in exchange for services related to the convertible note with Evolution Capital, LLC.

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

ELAYAWAY, INC.

Date: November 14, 2011	By:	/s/ Douglas R. Salie
Douglas R. Salie
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer