Form 10-K
period 2011-12-31
eLayaway, Inc.
filed 2012-03-19
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 333-148516
______________________________________________

ELAYAWAY, INC.
 (Exact name of registrant as specified in its charter)
___________________________________________

Delaware	20-8235863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1650 Summit Lake Drive, Suite 103 Tallahassee, FL	32317
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (850) 219-8210
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,297,944, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.19.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 9, 2012 the registrant had 51,187,341 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I

Item 1.  Business

General Overview

We are a consolidated group of technology companies that specialize in the payment’s industry, for both online and bricks and mortar merchants. The Company also has several subsidiaries specializing in online malls, subscribed merchants, sports and entertainment ticket payment platforms, a travel payment platform, a health-related payment platform, and other avenues. The Company engages consumers under its multiple brand names and as a white-label payment technology provider to medium and large merchants.

We were founded in 2005 and the initial years were spent raising capital through friends and family thereby facilitating the growth of the Company from its pilot program launched 2006 and brand awareness stages to the extensive launch in 2012.

eLayaway, Inc.

eLayaway, Inc. (“ELAY”) is the parent company of eight subsidiaries; DivvyTech, Inc. (“DivvyTech”), eLayaway.com, Inc. (“eLayaway.com”), PrePayGetaway.com, Inc. (“PrePayGetaway”), NuVidaPaymentPlan.com, Inc. (“NuVida”), PlanItPay.com, Inc. (“PlanItPay”), Pay4Tix.com, Inc. (“Pay4Tix”), Centralized Strategic Placements, Inc. (“CSP”), and eLayaway Australia Pty, Ltd. (“eLayaway Australia”).   ELAY provides the management, administrative, marketing and other pertinent focuses for its subsidiaries.

Organizational Chart

(1) Active 2011
(2) Inactive 2011
(3) Formed in 2012 (4) Acquired in 2012

DivvyTech, Inc.

DivvyTech’s Technology and Product Development Division empowers retailers and payment processors with a customizable automated recurring payments administration system designed to manage layaway, leasing, micro-lending, layaway-credit hybrid programs and Automated Clearing House (“ACH”) programs.  Supported consumer funding sources include: ACH, cash, credit and debit cards.  By providing flexible and affordable payment options, retailers and processors increase consumer spending power and enhance their user experience.

DivvyTech’s Business Development and Merchant Network manages ELAY’s subsidiaries and provides sales and marketing support.

eLayaway.com, Inc.

Formerly known as eLayawayCOMMERCE, Inc., eLayaway.com is a patent-pending electronic, or Internet-based, payment process that was conceived to provide additional payment options to consumers and merchants (online and brick and mortar) alike. eLayaway®, like PayPal™, is a comprehensive solution for centralized payment processing.  While PayPal™ processes upfront full payment for goods and services, eLayaway® uses a layaway process to facilitate payment over time with delivery occurring once all payments are made in full.  While credit card issuers continue to reduce credit lines, charge predatory interest rates, and/or cancel accounts, eLayaway® provides fills the growing void left by the credit card industry’s pull back.

The eLayaway® budget-conscience payment option allows for consumer directed partial payments to be made over time and for goods and/or services to be rendered once all payments have been made in full. The Company’s mission is to empower consumers with affordable and fiscally-responsible payment methods and services. Equally as important, this provides merchants, both online and brick and mortar, more opportunities to provide goods and/or services thereby potentially being the difference for struggling companies in their survival, maintaining cash flow for these companies, and/or affording them the opportunity to maintain their employment levels due wholly or partially to the options provided by eLayaway®.

We can accommodate multiple funding sources including, but not limited to, ACH, eLayaway Virtual Terminal, cash, bank debit cards, stored value debit cards, prepaid cards, retail location processor, mobile apps, and more.

PlanItPay.com, Inc.

Formerly known as the eLayawayMALL, PlanItPay.com is an eCommerce merchant supported by a network of affiliate relationships. Additionally, the mall will offer a hosted “layaway department” for retailers looking for an integration-free way to display items they wish to offer on layaway.

Pay4Tx.com, Inc.

Formerly known as eLayawaySPORTS, Inc., Pay4Tix.com is a member-based sports and event tickets payment platform. Pay4Tix.com makes sporting and event tickets easier for consumers to afford by automating a pre-payment plan. The payment platform can be used by professional sports teams and event organizers to present an event and provide a layaway-based payment option to consumers.

PrePayGetaway.com, Inc.

Formerly known as eLayawayTRAVEL,Inc., PrePayGetaway.com is a member-based travel payment platform. PrePayGetaway.com makes travel packages easier for consumers to afford by automating a pre-payment plan. The payment platform can be used by travel agents and providers to present travel packages with a layaway-based payment option.

NuVidaPaymentPlan.com, Inc.

Formerly known as eLayawayHEALTH, NuVidaPaymentPlan.com is a member-based healthcare payment platform. NuVidaPaymentPlan.com makes healthcare services easier for patients to afford by automating a pre-payment plan. The payment platform can be used by healthcare providers to set up and manage a layaway-based payment option.

Centralized Strategic Placements, Inc.

CSP is a company whose technology supports member-based shopping exchanges that serve 14 million Federal Government employees, various retailer partners, distributors and manufacturers. Acquired in February 2012, the Company’s mall technology and merchant network provides a solid technological foundation from which to build and support hosted retail environments.

eLayaway Australia Pty, Ltd.

eLayaway Australia is a majority-owned subsidiary formed in Australia. It will represent the Company’s expansion into the Australia market and other international licensing efforts beyond.

The Company reports its business under the following SIC Codes:

SIC Code	Description

6141	Personal Credit Institutions
5961	Retail - Catalog

Our corporate headquarters are located at 1650 Summit Lake Drive, Suite 103, Tallahassee, Florida 32317. The Company’s primary web site is www.elayaway.com .  The web site is not incorporated in this Form 10-K.

The Industry

Consumer Economics

For the first time since the Great Depression, the national personal savings rate has reached negative levels. That fact coupled with overwhelming consumer debt and Americans living 10 to 20 years longer indicates that the next several decades may prove difficult for many.

Banks and credit card companies are partly to blame for our predicament. Their aggressive marketing tactics and minimum payment strategies have made it easy for consumers to overspend and overpay for money borrowed. Recent pressure from federal regulators has required many credit card companies to double their minimum payment requirements from 2% to 4% of the balance. Many of their customers living on a tight budget are finding it difficult to adjust. They are experiencing the true cost of credit. As interest rates increase (up to 29.99%) and consumers begin to reevaluate their spending habits, smart merchants will seek consumer-friendly payment alternatives.  The Federal government is attempting to regulate the credit card industry but, as in the past, these billion dollar companies will continue to find loopholes to the benefit of the credit card company and sometimes to the detriment of the cardholder.

The debt crisis has been solidified by the recent sub-prime market crash. All banks have drastically increased their credit qualifications due to increased defaults and delinquencies. This effect has left fewer and fewer consumers with access to credit. Credit card companies have decreased credit limits and/or cancelled accounts. The fall of the real estate market has also slowed spending from home equity accounts as a significant percent of mortgages are close to or exceed the current market value of the mortgaged property. These factors have created a storm that is causing a major decline in the access and use of credit. This situation has caused millions of consumers (and merchants alike) to seek out alternatives like eLayaway®. The FTC has acknowledged layaway as a viable option (see http://www.ftc.go v/bcp/edu/pubs/consumer/alerts/alt173.shtm and http://www.ftc.gov/bcp/edu/pubs/business/adv/bus17.shtm).

The sensitive nature of managing payments from the consumer’s perspective is the driving force behind many of the Company’s recent innovations. By leveraging the core of ELAY’s technology, the Company will be able to develop payment solutions that enhance the user experience and offer the consumer unprecedented access to the payment process.

Online Payment Processing

The most important part of selling online is securely accepting payments from customers. These payments range from a single transaction (i.e. the purchase of an item from a web site) to a series of transactions from a customer (i.e. the payment of membership fees or installment payments via a web site). Online payment processing offers a customer the convenience of submitting their bank account, credit card or other forms of payment on a web site, and allows merchants to receive money from this transaction. Recurring payment processing allows merchants to set up regularly scheduled payments for their customers for a series of transactions.

Online payment processing requires coordinating the flow of transactions among a complex network of financial institutions and processors. Fortunately, DivvyTech’s technology has simplified this process so that retailers, payment processors and financial institutions can create and manage a payment solution that is secure and seamless for all sides of the transaction. eLayaway.com is an example of a payment solution that is “Powered by DivvyTech.” It allows consumers to use ACH and cash payments collected via MoneyGram® to fund and manage layaway purchases. Additional payment solutions that are currently powered by DivvyTech include NuVidaPaymentPlan.com, Pay4Tix.com and PrePayGetaway.com.

Growth of the payment industry depends on continuous innovations designed to improve the security, efficiency and marketability of future payment solutions. PayPal™, the premier upfront payment source, became a powerful alternative to eBay®’s Billpoint (acquired by eBay® in 2002 for $43.5 million) resulting in eBay® buying the superior PayPal™ (also in 2002) for $1.5 billion.  eBay® also acquired BillMeLater® in 2008 for $850 million.

Online Retail

There are currently 300 online retailers that each generates more than $20,000,000 in annual sales volume. We classify these merchants as enterprise-level merchants. This merchant segment represents 50% of all transactions online. Many of these enterprise level merchants are experiencing an increase in the denial rates of their own branded credit programs.

Additionally, over 900,000 small business merchants that each generates less than $20,000,000 in annual sales volume operate in the e-commerce marketplace. These merchants have traditionally struggled to offer additional credit-based multiple payment processes. The small business merchant market is growing by an average of 30% per year.

Customers

Merchants

The merchants that currently utilize and/or are target merchants range from online retailers, brick and mortar retailers, sports teams, travel companies, service industries, and health providers.  The Company currently has four divisions; Retail, Event Tickets, Travel, and Healthcare. Each is managed under their individual brands and web sites. They are: eLayaway.com, Pay4Tix.com, PrePayGetaway.com and NuVidaPaymentPlan.com respectively.

eLayaway.com supports the traditional retail industry at large.  This includes both online and brick and mortar retailers that sell general merchandise such as electronics, jewelry, appliances, toys, apparel, automotive, etc.  Major merchants/affiliates include Best Buy®, The Home Depot®, Bass Pro Shop®, Apple®, Hyatt® and others.

Pay4Tix.com currently provides layaway services for the purchase of season tickets for professional sports teams such as the NFL Minnesota Vikings.  Efforts are in process for expanding the team coverage with certain National Football League teams, the Major League Baseball, the National Basketball Association, and the National Hockey League. The platform is also being marketed to colleges and universities as well as event organizers.  The service would be applicable to event tickets and the sale of memorabilia and other related items.

PrePayGetaway.com is currently focused on the cruise industry and other packaged travel programs.  Relationships with other travel package providers and individual agents are pending.

NuVidaPaymentPlan.com will be offered to healthcare providers interested in offering payment flexibility for individuals desiring elective procedures. Disciplines include but are not limited to Cosmetic, Dentistry, Veterinary and more.

Consumers

The consumers that utilize our online payment processor are not defined by any particular segment of the population as our service is used for anything from putting back-to-school items on layaway to putting season tickets for a professional sports team on layaway.  Our layaways have historically ranged from approximately $25 to $19,000.  The consumers, due to the economic situations, have evolved into “planners” and are grasping the budget concepts which parallels the concept of what eLayaway can accommodate.

Historically, the consumers that subscribe to memberships are based in the United States.  The eLayaway® concept can be easily expanded to work with consumers internationally, especially countries such as Australia, Canada, and various European countries.  In 2011, the Company launched eApartado.com, the Spanish version of the eLayaway.com web site.

Spanish Web Site

On March 21, 2011 eLayaway, Inc. launched eApartado.com, a Spanish version of its web site. The site replicates the English web site, eLayaway.com. Site content, FAQ’s, alerts and the user interface will be offered in both English and Spanish. Although the application was designed to support multiple languages as well as manage different currencies, payment processing will be limited to U.S. merchants transacting in USD at this time. Spanish was chosen as the Company’s first multi-lingual release due to consumer demand and marketing opportunities with strategic partners currently engaged in the Hispanic market. The site will launch utilizing eLayaway’s existing network of merchants and affiliates. The Spanish version of eLayaway.com is accessible by clicking on a tab at the top of eLayaway.com or directly by visiting eApartado.com. The brand and the process will continue to be referred to as eLayaway.

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

eLayaway® Membership

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

There are two types of eLayaway® members: Standard and Advantage. Standard memberships are free to the consumer. Standard members pay a transaction fee to use the system. Advantage members are charged a monthly membership fee and a discount on future transactions. Qualified purchases are also reported to PRBC® where their payment history is recorded and reported to FICO® where it helps improve their Enhanced FICO® Score.

Merchant Products

Merchant Network

eLayaway® provides its online and brick and mortar merchants with a profitable alternative payment option that allows them to offer a unique feature that sets them apart from their competition. This option allows merchants to increase their market reach in addition to the merchants collecting 100% of the asking price for their goods and services. Many merchants use eLayaway® as a selling point to their customers and actively market eLayaway® throughout their web sites to stimulate interest in their shoppers. Merchants can generate additional revenue from selling products to shoppers who otherwise could not afford to buy them. eLayaway® merchants also benefit from the increased traffic their web sites generate from the growing member base of eLayaway®.

Merchants pay subscription and transaction fees to integrate and use the eLayaway® system.  In exchange for these fees, merchants receive access to the eLayaway® payment option, limited marketing support, and inclusion in the eLayaway® merchant directory and search engine.  The subscription fee and transaction fees are recognized as revenue on a monthly basis over the twelve month subscription period.

The Layaway Generator™

The Layaway Generator is a prebuilt web-based application that allows brick and mortar merchants to create and manage custom layaway orders through their eLayaway Merchant Account. The Layaway Generator™ is simple to use and enables any merchant who does not have an eCommerce web site or POS kiosk to offer and manage layaway as a payment option to their customers. It is ideal for phone orders, email orders and physical storefronts. There is no integration required to get started and the process takes only minutes. A variation of The Layaway Generator™, called The Payment Plan Generator, will be used to support the healthcare providers that will be offering the NuVida Payment Plan. There is a one-time set up fee charged to register, as well as a transaction fee for funds processed through the program.

CSPEX (Centralized Strategic Placements Exchange) Network Access

CSPEX is a hosted eCommerce platform for retailers interested in accessing the shopping exchanges offered by several of the United States government federal agencies, including the armed forces. Additional member-based shopping exchanges are offered under this program. CSPEX offers retailer unprecedented access to millions of consumers. Retailers pay an integration fee charged for access to the network and commissions on any sales generated by the members.

We have several product/service initiatives under development:

Post-Denial Conversion™

This product empowers lenders and retailers with the ability to convert a declined credit application into a sale by offering consumers a flexible and affordable layaway-credit hybrid plan. Retailers can choose to offer a full or partial layaway plan for customers that are declined credit. Additionally, credit can be used to collect a deposit while layaway can subsidize the sale.

Recurring Payment Processor

Offers retailers, payment processors and lenders the ability to set up, manage and automate a recurring payment withdrawal from a variety of payment methods. Withdrawal amounts and payment dates are preset by the biller. Duration and payment frequencies can be set to start or stop at any time, including in perpetuity. Common uses for subscription billing include: membership dues, newsletter fees, annual dues, lease payments, recurring donations, credit programs, annuities and subscription payment services.

Delayed Payment Processor

The product is designed to support secured financing programs. The process offers retailers, collection agencies and payment processors the ability to schedule a single payment from a consumer’s chosen payment method at a later date. Improve your bottom line and decrease your monthly collection turnover by providing this flexible payment alternative. Common uses include collection services and delayed billing.

Onsite Advertising Program

Merchants will be able to advertise to their customers in our payment receipts and email reminders.  They will also be able to advertise throughout the site to the general public. The recent acquisition of CSP brought with it the capabilities and pre-existing contracts needed to expedite this initiative.

eLayaway Hosted Mall upgrades

The current affiliate program, renamed PlanItPay.com, will be expanded to allow existing eLayaway merchants the ability to buy space in the mall to upload and manage their own products and services. The recent acquisition of CSP brought with it the capabilities and programming needed to expedite this initiative.

Private Licensing Program

The eLayaway calculator will be customizable to match a licensed partner’s brand/program.  Additional services we may offer in the future include multiple languages for the U.S. site, international sites and enhanced credit reporting capabilities.

Relational Database Enhancements

Improved reporting and enhanced analytics will provide valuable data for the Company and its strategic partners. Industry statistics, trend reports and detailed transactional data will offer a unique and highly accurate insight into future consumer behavior. The precognitive nature of the data will also prove invaluable to the manufacturing, logistics and supply-chain management industry.

eLayawayADVANTAGE Mall

A members-only eCommerce retail mall will be launched that will provide special discounts to eLayawayADVANTAGE members. This will benefits its members by saving them money and will provide added value to the popular program. The recent acquisition of CSP brought with it the capabilities and programming needed to expedite this initiative.

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

Strategy

In addition to building upon our foundation of fiscally-responsible spending and providing both consumers and merchants affordable and relevant financial solutions, we are leveraging eLayaway’s technology to create a core technology that could be used to create various payment solutions, including other layaway payment processors. This approach offers would-be competitors the affordable option of using DivvyTech’s core technology to create and manage their own payment solution, thereby ensuring our involvement in their endeavor and, more importantly, ensuring the integrity of the industry.

By leveraging state-of-the-art technology, implementing the latest sales strategies, engaging the market with effective marketing and following strict policies and procedures, we intend to become the standard of excellence by which others are measured. Continued development and innovation will ensure our relevance far into the future. Both our brands and our products will continue to evolve.

Suppliers

We are not dependent on any significant product or service from third parties.  We have strategic alliances with certain third parties.

Intellectual Property

Patents

We have a U.S. Provisional systems patent pending (Serial No. 60/727,519), non-provisional, executed inventor assignment document (Serial No. 11/550,301) for “Electronic Payment System and Method.” The patents are filed under the company name MDIP, LLC, which is a partnership incorporated for the full purpose of accommodating the Company’s current and future patents.  The partnership was wholly-owned by eLayaway.com, Inc. until MDIP, LLC was dissolved in 2010 and all rights of MDIP, LLC were assigned to eLayawayCOMMERCE, Inc.

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

We plan to apply for additional patents, copyrights and trademarks as applicable, necessary or desirable in the evolution of our business.

Regulatory Matters

Our operations are not currently subject to any governmental regulations specific to layaway.  We do follow and consult relevant policies and procedures established for financial institutions to manage internal operations.

Employees

As of March 15, 2012, we had a total of eleven full time employees and three part-time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Property

We lease approximately 3,100 square feet of office space in Tallahassee pursuant to a lease that will expire on January 31, 2013. This facility serves as our corporate headquarters.  The Company leases for its CSP office approximately 600 square feet of office space in Akron, PA pursuant to a lease that will expire on 30-day notice to office management.

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

We were formed on September 8, 2005 and have reported annual net losses since inception. For our year ended December 31, 2011 and 2010, we experienced net losses of $4,032,982 and $4,304,230, respectively.  We used cash in operating activities of $1,120,060 and $626,400 in 2011 and 2010, respectively.  As of December 31, 2011, we had an accumulated deficit of $15,634,263. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2011, our available cash balance was $29,458. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint-venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

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

We began operations in September 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $105,400 and $90,771 for the years ended December 31, 2011 and 2010, respectively.  As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We rely heavily on the services of Sergio A. Pinon, founder, vice-chairman of the board of directors and our chief executive officer, as well as several other management personnel. Loss of the services of any such individual would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, marketing, technical and managerial personnel.

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

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in consumer confidence.  If these economic conditions are prolonged or deteriorate further, the market for layaway services and online payment solutions in general will decrease accordingly.

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

Our services, which utilize the consumers’ monies and maintained in accounts with our banks, HSBC Bank and SunTrust Bank, are not directly regulated at this time.  The Company does follow and consult relevant policies and procedures established for financial institutions to manage internal operations.

Our services, which utilize the consumers’ monies and maintained in an escrow account with our bank, SunTrust Bank, are not directly regulated at this time.  The Company does follow and consult relevant policies and procedures established for financial institutions to manage internal operations.

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

Our business depends on the services of our bank, SunTrust.

SunTrust is considered to be a large national bank.  Its stability, or lack thereof, could create various issues related to our services.  Other banks are viable alternatives but, without the services of a stable international bank, the offering of our services could be at risk.

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

Our Company has experienced, and continues to experience, rapid growth in operations, which has placed, and will continue to place, significant demands on its management, operational and financial infrastructure.

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

The brand identity that the Company has developed has significantly contributed to the success of its business. Maintaining and enhancing the consumer-facing “eLayaway®” brand and the business-facing DivvyTech brand is critical to expanding the Company’s base of users, advertisers, members, and other partners.

The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. If the Company fails to maintain and enhance the “eLayaway®“ and “DivvyTech” brands, or if it incurs excessive expenses in this effort, the Company’s business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing the brands will depend largely on the Company’s ability to be a technology leader and continue to provide high-quality products and services.

eLayaway®’s competitors are not limited to companies that offer online layaway. The Company is also in competition for end consumers with payment processors that do not offer layaway.

The three top alternative payment processors are currently PayPal™, Google Checkout™, and BillMeLater®. All three of these processors provide distinctive features that set them apart from their competition. In addition to Internet companies, the Company faces competition from other merchant services and finance companies, including web service providers and from traditional point-of-sale (POS) equipment, software providers and systems already installed into operating merchants. The Company expects that large retailers will adopt a multichannel solution beginning with the adoption of e-commerce integration followed by brick and mortar application. If large (top 300) retailers reintroduce layaway in stores prior to eLayaway® Internet integration, the Company’s ability to penetrate them could be harmed.

The Company's success will, in large measure, depend on acceptance of its patent-pending payment process, by both consumer and merchants. Achieving such acceptance will require a significant marketing investment.

The Company's success will be dependent on acceptance of its proposed services. Such acceptance cannot be assured nor can it be assured that its services can be developed or performed at acceptable cost levels. The Company’s inability to successfully market its products and services could result in the loss of some or all of your investment. If the Company’s service fails to generate the level of demand it anticipates, the Company will realize a lower than expected return from its investment in research and development and the Company’s results of operations may suffer. Furthermore, the Company has limited historical operations. As an early-stage company, the Company may be viewed negatively by the marketplace and acceptance of its services may suffer.

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

Sergio A. Pinon, our chief executive officer and vice-chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Sergio A. Pinon beneficially owns approximately 7.5% of our outstanding shares of common stock and voting preferred stock.  The Series E preferred stock has super voting rights of fifteen votes for every one share.  Therefore, he controls 7.3% of the outstanding voting rights.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Bruce Harmon, our chief financial officer and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon beneficially owns approximately 11.4% of our outstanding shares of common stock and voting preferred stock.  The Series E preferred stock has super voting rights of fifteen votes for every one share.  Therefore, he controls 39.2% of the outstanding voting rights.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Lori Livingston, our chief technology officer, beneficially owns a substantial portion of our outstanding common stock, which enables her to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Lori Livingston, individually, and as the controlling party for Transfer Online, Inc., the Company’s stock transfer agent, beneficially owns approximately 5.5% of our outstanding common stock.  She controls 3.1% of the outstanding voting rights.  As such, it has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Douglas Salie, a former officer and director, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Douglas Salie beneficially owns approximately 8.2% of our outstanding shares of common stock and voting preferred stock.  The Series E preferred stock has super voting rights of fifteen votes for every one share.  Therefore, he controls 13.0% of the outstanding voting rights.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 3,100 square feet of office space in Tallahassee pursuant to a lease that will expire on January 31, 2013. This facility serves as our corporate headquarters.  The Company leases for its CSP office approximately 600 square feet of office space in Akron, PA pursuant to a lease that will expire upon 30 days’ notice.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 15, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors.  Mr. Salie has indicated that he believes his termination was wrongful.  The Company firmly believes that its actions were justified and defendable.  No indication has been that litigation is threatened or pending.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ELAY.QB.”  As of December 31, 2011, the Company’s common stock was held by 296 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2009 (for Tedom Capital, Inc.).  The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2011		2010
	High	Low	High	Low

First Quarter	$0.28	$0.028	$1.42	$0.37
Second Quarter	$0.24	$0.10	$1.01	$0.11
Third Quarter	$0.24	$0.11	$1.01	$0.11
Fourth Quarter	$0.14	$0.02	$0.34	$0.06

The Company’s transfer agent is Transfer Online, Inc., of Portland, Oregon.

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

DESCRIPTION OF COMPANY:

The Company formerly known as Tedom Capital, Inc. (“Tedom”) was a startup company that was incorporated in Delaware on December 26, 2006 and was formed to provide home improvement loans to individuals.  The stockholders of Tedom on March 26, 2010, approved a forward split of one share of common stock for three shares of common stock. On March 19, 2010, Tedom signed a Letter of Intent with eLayaway, Inc., a Florida corporation, to execute a reverse triangular merger (the “Merger”).  On April 7, 2010, Tedom filed with the State of Delaware to authorize four classes of preferred stock (Series A, B, C and D).  On April 12, 2010, Tedom and eLayaway, Inc. executed the Merger as noted in Form 8-K dated April 16, 2010.  The change of officers and directors of the Company associated with the Merger were incorporated in the April 16, 2010 Form 8-K.  On April 16, 2010, Tedom filed with the State of Delaware for a name change to eLayaway, Inc. (“eLayaway”).  On April 19, 2010, eLayaway, Inc. filed with the State of Florida for a name change to eLayawayCOMMERCE, Inc. and on March 7, 2012, filed for a subsequent name change to eLayaway.com, Inc. (“eLayaway.com”).  On April 20, 2010, eLayaway filed with FINRA for its name change and a symbol change.  On May 24, 2010, FINRA notified eLayaway of its symbol change from TDOM.OB to ELAY.OB to be traded on the NASDAQ OTC Bulletin Board.  The Florida-based Company is an online payment processor providing a layaway service for merchants and consumers.

The Company has seven wholly-owned subsidiaries; eLayaway.com, DivvyTech, Inc. (“DivvyTech”), Pay4Tix.com, Inc. (“Pay4Tix.com” f/k/a eLayawaySPORTS, Inc.), NuVidaPaymentPlan.com, Inc. (“NuVida”), PrePayGetaway.com, Inc. (“PrePayGetaway”), PlanItPay.com, Inc. (“PlanItPay”), and Centralized Strategic Placements, Inc. (“CSP,” acquired in February 2012) and one majority-owned subsidiary, eLayaway Australia Pty, Ltd.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

Results of Operations

Revenue. For the year ended December 31, 2011, our revenue was $105,400, compared to $90,771 for the same period in 2010, representing an increase of 16.1%. This increase in revenue was primarily attributable to increased sales related to December holidays.

Gross Loss. For the year ended December 31, 2011, our gross loss was $198,240, compared to a gross loss of $158,759 for the same period in 2010, representing an increase of 24.9%. This increase in our gross loss resulted primarily from the increase in cost of sales ($303,640 and $249,530, for the year ended December 31, 2011 and 2010, respectively), which primarily was due to the increase in payroll costs due to the addition of staff.

Selling, General and Administrative Expenses. For the year ended December 31, 2011, selling, general and administrative expenses were $3,040,471 compared to $4,029,681 for the same period in 2010, a decrease of 24.5%.  This decrease was primarily caused primarily by stock-based compensation and settlements (from $3,230,267 to $2,085,314, or 115.7% of the total decrease).  The actual selling, general and administrative expenses, without the stock-based compensation and settlements, was $955,157 and $799,414 for the period ended December 31, 2011 and 2010, respectively.  The actual increase in 2011 was $155,743, which were increases to several accounts.

Net Loss. We generated net losses of $4,032,982 for the year ended December 31, 2011 compared to $4,304,230 for the same period in 2010, a decrease of 6.3% which is primarily due to the decrease in stock-based compensation offset by the increase in professional fees.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $29,458. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,120,069 for the year ended December 31, 2011, and we used cash in operations of $626,444 during the same period in 2010. The principal elements of cash flow from operations for the year ended December 31, 2011 included a net loss of $4,032,982, offset by stock-based compensation and settlements of $2,085,314.

Cash used in investing activities during the year ended December 31, 2011 was $2,586 compared to $6,938 during the same period in 2010.

Cash generated in our financing activities was $1,052,014 for the year ended December 31, 2011, compared to cash generated of $702,498 during the comparable period in 2010. This increase was primarily attributed to a concentrated effort of capital procurement in 2011 compared to 2010.

As of December 31, 2011, current liabilities exceeded current assets by 6.9 times. Current assets increased from $317,775 at December 31, 2010 to $330,188 at December 31, 2011 whereas current liabilities increased from $1,593,417 at December 31, 2010 to $2,295,784 at December 31, 2011.

	For the years ended December 31,
	2011	2010

Cash used in operating activities	$(1,120,069)	$(626,444)
Cash used in investing activities	(2,586)	(6,938)
Cash provided by financing activities	1,052,014	702,498
Net changes to cash	$(70,641)	$69,116

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $105,400 and net losses of $4,032,982 ($2,085,314 represents stock-based compensation and settlements) for the year ended December 31, 2011 compared to sales of $90,771 and net loss of $4,304,230 ($3,230,267 represents stock-based compensation and settlements) for the year ended December 31, 2010.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,965,596, $1,936,758 and $15,634,263, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2011 and 2010.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Fair Value of Financial Instruments and Fair Value Measurements.   The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Revenue Recognition. Revenues are recognized on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statement.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams as follows:

●	Transaction fees for each layaway, which are recognized at the point-of-sale.
●	eLayawayADVANTAGE™, which is a monthly consumer membership fee paid in advance each month and recognized pro rata over the service period.
●
eLayawayMALL commissions which are commissions earned by referring customers to merchants through the Company’s web site and are recognized by the Company at the point of sale by the third party merchant.

●	Cancellation fees ($25 per cancellation) which are charged to eLayaway members upon cancellation of their order and recognized on the cancellation date.
●	Merchant subscription fees which are either monthly merchant service fees recognized pro rata over the service period or transaction fees recognized at the point-of-sale.
●	Advertising income derived from the web site of CSP.
●	Interest income derived from the customer deposit account which is included as income.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
eLayaway, Inc.

We have audited the accompanying consolidated balance sheets of eLayaway, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLayaway, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $4,032,982 and $4,304,230 in 2011 and 2010, respectively, and used cash for operating activities of $1,120,069 and $626,444 in 2011 and 2010, respectively.  At December 31, 2011, the Company had a working capital deficiency, shareholders’ deficiency and accumulated deficit of $1,965,596, $1,936,758 and $15,634,263, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 19, 2012

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets
Cash	$29,458	$100,099
Segregated cash for customer deposits	155,654	47,604
Prepaid expenses	145,076	170,072

Total current assets	330,188	317,775

Property and equipment, net	11,793	18,898

Intangibles, net	4,275	4,707

Other assets	12,770	10,000

Total assets	$359,026	$351,380

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes and convertible notes, net of discounts	$297,572	$146,785
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	652,452	402,825
Accounts payable	358,977	402,355
Accounts payable to related parties	14,445	32,921
Accrued liabilities	252,978	405,273
Liability to guarantee equity value	160,000	135,000
Deposits received from customers for layaway sales	126,313	68,258
Embedded conversion option liability	433,047	-

Total current liabilities	2,295,784	1,593,417

Long-term liabilities
Other liabilities	-	27,258

Total liabilities	2,295,784	1,620,675

Commitments and contingencies (Note 9)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 1,854,013 issued and outstanding, respectively (liquidation value $0 and $1,200,000, respectively)	-	1,854
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 2,788,368 issued and outstanding, respectively (liquidation value $0 and $1,770,000, respectively)	-	2,788
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 3,142,452 issued and outstanding, respectively (liquidation value $0 and $3,251,050, respectively)	-	3,142
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 186,243 issued and outstanding, respectively (liquidation value $0 and $295,750, respectively)	-	186
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 3,595,822 and 0 issued and outstanding, respectively (liquidation value $120,050 and $0, respectively)	3,596	-
Common stock, par value $0.001, 100,000,000 shares authorized, 48,548,773 and 21,090,158 shares issued, issuable and outstanding, respectively, and (229,455 and 0 shares issuable, respectively)	48,549	21,091
Additional paid-in capital	13,645,360	10,302,925
Accumulated deficit	(15,634,263)	(11,601,281)

Total shareholders' equity (deficiency)	(1,936,758)	(1,269,295)

Total liabilities and shareholders' equity (deficiency)	$359,026	$351,380

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2011	2010

Sales	$105,400	$90,771
Cost of sales	303,640	249,530

Gross loss	(198,240)	(158,759)

Selling, general and administrative expenses (includes $2,085,314 and $3,230,267 for the years ended December 31, 2011 and 2010, respectively, of stock-based compensation and settlements)	3,040,471	4,029,681
	-
Loss from operations	(3,238,711)	(4,188,440)

Other income (expense)
Interest expense	(808,968)	(115,790)
Change in fair value of embedded conversion option liability	50,270	-
Gain (loss) on settlements of liabilities, net	(43,181)	-
Gain (loss) on extinguishment of debt	7,608	-
Total other income (expense), net	(794,271)	(115,790)

Net loss	$(4,032,982)	$(4,304,230)

Basic and diluted net loss per share	$(0.11)	$(0.27)

Weighted average shares outstanding - basic and diluted	36,991,456	16,113,675

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2010

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock Issuable		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2009	1,854,013	$1,333,035	2,788,368	$1,965,799	3,142,452	$3,613,820	132,242	$210,000	-	$-	-	$-	9,221,517	$-	$(663,105)	$(7,297,051)	$(837,502)

Sales of Series D							37,784	60,000							-		60,000
Conversion of note to Series D							16,216	25,750							-		25,750
Procurement costs for Series D															(3,000)		(3,000)
Recapitalization		(1,331,181)		(1,963,011)		(3,610,678)		(295,564)						9,222	7,191,212		-
Deemed issuance to recapitalization													1,786,515	1,787	(1,787)		-
Common stock issued for services													7,591,153	7,591	3,067,972		3,075,563
Expense paid by shareholders															6,115		6,115
Sale of common stock													158,000	158	78,842		79,000
Conversion of notes to common stock													250,000	250	124,750		125,000
Conversion of payroll into warrants															84,098		84,098
Conversion of accounts payable into warrants															87,000		87,000
Procurement cost common stock															(1,500)		(1,500)
Exchange of warrants to common stock													1,182,973	1,183	(1,183)		-
Issuance of warrants for services															133,182		133,182
Issuance of options for services															13,835		13,835
Relative fair-value of warrants															30,054		30,054
Beneficial Conversion Feature															148,340		148,340
Issuance of common stock for equity guarantee													900,000	900	(900)		-
Contributed services															9,000		9,000
Net loss 2010	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,304,230)	(4,304,230)
																	-
Balance, December 31, 2010	1,854,013	$1,854	2,788,368	$2,788	3,142,452	$3,142	186,242	$186	-	$-	-	$-	21,090,158	$21,091	$10,302,925	$(11,601,281)	(1,269,295)
																	-
Options expense															297,605		297,605
Warrants expense															425,271		425,271
Conversion of preferred to common	(1,854,013)	(1,854)	(2,788,368)	(2,788)	(3,142,452)	(3,142)	(186,242)	(186)	-	-			7,971,075	7,970			-
Conversion of note payable													3,400,000	3,400	311,600		315,000
Conversion of payroll into warrants															84,600		84,600
Conversion of payroll into Series E preferred stock									1,450,603	1,451					172,621		174,072
Beneficial Conversion Feature															591,351		591,351
Issuance of common stock to non-employees for services													8,275,000	8,276	914,558		922,834
Issuance of common stock to employees for services													4,650,000	4,650	237,850		242,500
Conversion of accounts payable											229,455	$229	310,112	310	45,759		46,298
Cancellation of common stock													(1,830,999)	(1,831)	1,831		-
Cancellation of options															(1,749)		(1,749)
Common stock issued for loan fees													444,448	444	39,556		40,000
Conversion of payroll, notes payable and liabilities into Series E preferred stock									2,145,219	2,145					149,877		152,022
Vesting of common stock													3,000,000	3,000	(3,000)		-
Conversion of notes payable and liabilities of Landlord													1,009,524	1,010	74,705		75,715
Net loss - 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,032,982)	(4,032,982)
																	-
Balance, December 31, 2011	-	$-	-	$-	-	$-	-	$-	3,595,822	$3,596	229,455	$229	48,319,318	$48,320	$13,645,360	$(15,634,263)	$(1,936,758)

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(4,032,982)	$(4,304,230)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	9,691	42,330
Amortization of intangibles	432	9,774
Amortization of debt discounts to interest expense	696,168	87,144
Amortization of debt issue costs to interest expense	2,230	-
Grant of warrants for services	425,271	133,180
Grant of options for services	295,856	13,835
Common stock granted for services	755,666	3,075,563
Common stock based expense on equity guarantee	-	91,607
Contributed expense	-	9,000
Amortization of stock-based prepaids	608,521	-
Gain on settlement of payroll with common stock	(9,400)	-
Gain on extinguishment of debt	(16,108)	-
Loss on settlement of payroll with warrants	-	10,136
Loss on settlement of accounts payable with warrants	-	22,898
Loss on settlement of payroll for preferred stock	82,867	-
Gain on settlement of accounts payable for common stock	(21,786)	-
Change in fair value of embedded conversion option liability	(50,270)	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(108,050)	114,904
Prepaid expenses	(10,524)	(144,390)
Accounts payable	(5,580)	74,199
Accounts payable to related parties	94,906	12,783
Accrued expenses	104,967	124,600
Liability to guarantee equity value	-	43,393
Deposits received from customers for layaway sales	58,055	(43,170)
Net cash used in operating activities	(1,120,069)	(626,444)

Cash flows from investing activities:
Purchase of property and equipment	(2,586)	(6,938)
Net cash used in investing activities	(2,586)	(6,938)

Cash flows from financing activities:
Proceeds from related party loans	760,000	400,025
Proceeds from loans	565,000	165,000
Repayment of loans	(17,986)	(168)
Repayment of related party loans	(255,000)	-
Repayment of capitalized leases	-	(2,974)
Expenses paid by shareholders	-	6,115
Sale of common stock	-	79,000
Common stock offering cost	-	(1,500)
Proceeds from sale of Series D preferred stock	-	60,000
Series D offering cost	-	(3,000)
Net cash provided by financing activities	1,052,014	702,498

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2011	2010

Net increase (decrease) in cash	(70,641)	69,116

Cash at beginning of period	100,099	30,983

Cash at end of period	$29,458	$100,099

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,321	$13,891

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Settlement of accounts payable with Series D preferred stock	$-	$25,750

Issuance of note payable for lease deposit	$-	$10,000

Settlement of payroll with warrants	$94,000	$73,962

Settlement of accounts payable with warrants	$-	$64,102

Settlement of accounts payable with common stock	$18,500	$-

Conversion of convertible notes payable to common stock	$340,000	$125,000

Conversion of convertible preferred stock into common stock	$7,970	$-

Reclassification of equity to liability for guarantee of equity value	$160,000	$-

Reclassification of liability to equity for expiration of guarantee	$135,000	$-

Debt discounts for benefical conversion features values	$345,000	$148,340

Extinguishment of beneficial conversion debt discount to APIC	$64,687	$-

Debt modification increase in fair value of embedded conversion options	$2,245	$30,054

Conversion of loan fees to common stock	$40,000	$-

Conversion of notes payable and liabilities to common stock	$75,715	$-

Conversion of related party payroll, notes payable and line of credit into Series E preferred stock	$272,072	$-

Conversion of accounts payable to common common stock	$19,298	$-

Embedded conversion option liability	$483,317	$-

See accompanying notes to consolidated financial statements.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation formed on December 26, 2006 as Tedom Capital, Inc.  On April 16, 2010, the Company changed its name to eLayaway, Inc.

On March 17, 2010, the Company formed Tedom Acquisition Corp. (“TAC”), a Florida corporation, for the purpose of a reverse triangular merger with eLayaway.com, Inc., a Florida corporation (f/k/a eLayawayCOMMERCE, Inc. and eLayaway, Inc., “eLayaway.com”).  On April 12, 2010, eLayaway.com merged with TAC with eLayaway.com as the surviving subsidiary of the Company (see Note 11).

eLayaway.com was a Florida limited liability company that was formed on September 8, 2005 in Florida.  On September 1, 2009, the Managing Members of the Florida limited liability company filed with the State of Florida to convert the Company to a corporation.  For accounting purposes, the conversion to a corporation was treated as a recapitalization and reflected retroactively for all periods presented in the accompanying consolidated financial statements.  On April 19, 2010, eLayaway, Inc. changed its name to eLayawayCOMMERCE, Inc. and subsequently, on March 7, 2012, changed its name to eLayaway.com, Inc.

Prior to the formation of eLayaway.com, the research and development of the eLayaway concept operated under the entity Triadium, LLC.  The investors and founders of Triadium, LLC then formed eLayaway, LLC to commercialize the eLayaway business concept.  There were no assets or liabilities contributed to eLayaway from Triadium, LLC at the time of formation of eLayaway, LLC.

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

On March 29, 2010, the intellectual property was assigned to eLayaway.com and MDIP was dissolved (see Notes 13 and 14).

On July 28, 2010, Pay4Tx.com, Inc. (“Pay4Tix,” f/k/a eLayawaySPORTS, Inc.), a Florida corporation, was formed as a subsidiary of the Company.

On November 15, 2011, DivvyTech, Inc. (“DivvyTech”), a Florida corporation, was formed as a subsidiary of the Company.

On January 20, 2012, PrePayGetaway.com, Inc. (“PrePayGetaway”) and PlanItPay.com, Inc. (“PlanItPay”), both Florida corporations, were formed as subsidiaries of the Company.

On January 25, 2012, NuVidaPaymentPlan.com, Inc. (“NuVida”), a Florida corporation, was formed as a subsidiary of the Company.

On February 1, 2012, the Company acquired Centralized Strategic Placements, Inc. (“CSP,” see Note 16).

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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of December 31, 2011), eLayaway.com, Pay4Tix (inactive), DivvyTech (inactive) and MDIP, LLC (until dissolved on March 29, 2010) and majority owned subsidiary eLayaway Australia Pty, Ltd. (inactive)  All significant inter-company balances and transactions have been eliminated in consolidation.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

Web site Development Costs

The Company accounts for its web site development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

We currently measure and report at fair value our intangible assets and derivative liabilities.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$4,275	$-	$-	$4,275
Total Financial Assets	$4,275	$-	$-	$4,275

Following is a summary of activity through December 31, 2011 of the fair value of intangible assets valued using Level 3 inputs:

Balance at January 1, 2011	$4,707
Amortization of intangibles	(432)
Ending balance at December 31, 2011	$4,275

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$433,047	$-	$-	$433,047
Total Financial Assets	$433,047	$-	$-	$433,047

Following is a summary of activity through December 31, 2011 of the fair value of derivative liabilities valued using Level 3 inputs:

Initial balance recorded in 2011	$483,317
Change in fair value during 2011	(50,270)
Ending balance at December 31, 2011	$433,047

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams as follows:

●	Transaction fees for each layaway, which are recognized at the point-of-sale.
●	eLayawayADVANTAGE™, which is a monthly consumer membership fee paid in advance each month and recognized pro rata over the service period.
●
eLayawayMALL commissions which are commissions earned by referring customers to merchants through the Company’s web site and are recognized by the Company at the point of sale by the third party merchant.

●	Cancellation fees ($25 per cancellation) which are charged to eLayaway members upon cancellation of their order and recognized on the cancellation date.
●	Merchant subscription fees which are either monthly merchant service fees recognized pro rata over the service period or transaction fees recognized at the point-of-sale.
●	Interest income derived from the customer deposit account which is included as income.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the years ended December 31, 2011 and 2010 advertising expense was $30,366 and $8,505, respectively.

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

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”   When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2011, 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 6,105,903 at December 31, 2011 (and 142,857 subsequently) shares of common stock, employee options to purchase 5,386,686 shares of common stock and convertible notes convertible into 12,896,032 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 12).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of December 31, 2011 and 2010.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these consolidated financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $4,032,982 (includes $2,085,314 of stock-based compensation and settlements) and used cash in operating activities of $1,120,069 for the year ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,965,596, $1,936,758 and $15,634,263, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SEGREGATED CASH FOR CUSTOMER DEPOSITS

The Company maintains an account at a bank, which facilitates the deposit of customers’ funds during the layaway process.  The account is under the control of the Company's management.  Once the complete payment is made by the customer, the bank transfers via ACH the appropriate amount to the merchant for finalization of the layaway process.  The funds on deposit are interest bearing for the benefit of eLayaway.  As of December 31, 2011 and 2010, the Company had $155,654 and $47,604, respectively, on deposit in this account.  Generally the related liability entitled "Deposits received from customers for layaway sales" should equal the cash balance, however, timing differences in transferring earned cash from the segregated bank account to the operating bank account, may result in the segregated cash balance exceeding the liability balance at any time.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010

Computer equipment	$125,429	$122,842
Office equipment	47,027	47,027
Leased equipment	89,459	89,459
	261,915	259,328
Less: Accumulated depreciation	(250,122)	(240,430)
Property and equipment, net	$11,793	$18,898

Depreciation expense was $9,692 and $42,329 for the years ended December 31, 2011 and 2010, respectively, which includes amortization of capitalized leased equipment of $0 and $3,768 in 2011 and 2010, respectively.

NOTE 5 – INTANGIBLES, NET

Intangibles consist of the following:

	December 31,
	2011	2010

Trademark	$6,468	$6,468
Web site	303,046	303,046
	309,514	309,514
Less: Accumulated amortization	(305,239)	(304,807)
Intangibles, net	$4,275	$4,707

Amortization expense was $432 and $9,774 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2011 and 2010, consists of the following:

Notes Payable
	December 31, 2011			December 31, 2010
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts
Gary Kline (convertible)	$165,000	$-	$165,000	$165,000	$(78,750)	$86,250
Hillside Building, LLC	-	-	-	10,000	-	10,000
James E. Pumphrey	43,535	-	43,535	50,535	-	50,535
Benchmark Capital, LLC (convertible)	50,000	(31,868)	18,132	-	-	-
Benchmark Capital, LLC (convertible)	50,000	(36,339)	13,661	-	-	-
Evolution Capital, LLC (convertible)	50,000	(31,868)	18,132	-	-	-
Reserve Capital, LLC (convertible)	50,000	(37,543)	12,457	-	-	-
Evolution Capital, LLC (convertible)	100,000	(83,517)	16,483	-	-	-
Hanson Capital, LLC (convertible)	100,000	(89,828)	10,172	-	-	-
Total	$608,535	$(310,963)	$297,572	$225,535	$(78,750)	$146,785

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Notes and Lines of Credit Payable to Related Parties

	December 31, 2011			December 31, 2010
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts
Ventana Capital Partners, Inc. (1)	$20,000	$-	$20,000	$20,000	$-	$20,000
Lakeport Business Services, Inc.	-	-	-	20,325	-	20,325
Lakeport Business Services, Inc. - Line of Credit (1)	69,014	-	69,014	50,000	-	50,000
Salie Family Limited Partnership (convertible) (1)	50,000	-	50,000	50,000	-	50,000
Robert Salie (Convertible)	-	-	-	25,000	(12,500)	12,500
Robert Salie - Line of Credit (convertible)	400,000	(36,562)	363,438	250,000	-	250,000
Transfer Online - Line of Credit (convertible) (1)	150,000	-	150,000	-	-	-
Total	$689,014	$(36,562)	$652,452	$415,325	$(12,500)	$402,825

(1) In default.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayawayCOMMERCE, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.  On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011.   On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to June 30, 2012 and to set up payment terms.  The Company will make principal payment starting December 15, 2015 with final payment to be made in June 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60.  There is no gain or loss on the restructuring of the payables.

On June 30, 2009, the Company secured a note for $25,000 from Lewis Digital, Inc. (“Lewis Digital”) which matures on July 1, 2010, has interest at 15% per annum, with interest only payments quarterly.  The principal of Lewis Digital is a shareholder of the Company.  On April 16, 2010, Lewis Digital converted this note to 50,000 shares of common stock of eLayaway, Inc.  (see Note 11).

On September 10, 2009, the Company obtained an unsecured convertible note for $100,000 from William Neal Davis (“Davis”).  The one-year note requires monthly interest payments based on 12% per annum.  The conversion is at the option of Davis for 62,973 shares of Series D preferred stock or $1.58 per share.  Warrants for 120% of the 62,973 shares, or 75,567 warrants, with an exercise price of $0.25, were also issued but do not vest unless and until the note is converted.  There was no fair value assigned to the warrants and there was no beneficial conversion value of the conversion feature of the note at the note date since the conversion price of $1.58 per share equals the $1.58 recent selling price of the Series D preferred stock.  The warrants were exchanged for 37,784 common shares as part of the warrant exchange in April 2010 (see Note 11).  On April 16, 2010, Davis converted this note to 200,000 shares of common stock of eLayaway, Inc. (see Note 11).

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Chairman of the Company (see Note 10 - Related Parties).  The note bears interest at a rate of 12%.  The note matured on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to September 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added.  On October 26, 2011, this balance was converted into Series E preferred stock (see Note 11).

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note has a one year term and accrues interest at the rate of 7% per annum.  The note was in default as of February 10, 2011.  On November 18, 2011, the Company settled the note converting it into common stock of the Company (see Note 11).

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

On June 18, 2010, the Company issued a promissory note in exchange for cash for $20,000 from Ventana Capital Partners, Inc. (“Ventana”), a related party that who was under contract to assist the Company in its reverse merger, investor and public relations, and other pertinent roles.  Additionally, the contract obligated Ventana to raise an initial $1,500,000.  Ventana, due to its ownership, is a principal stockholder of the Company.  The note bears interest at a rate of 1% per month.  The note matures after an additional $100,000 in funding is raised.  Ventana, and its principal, Ralph Amato, required that Douglas Salie, the former CEO and Chairman of the Company, use 500,000 of his personal restricted common stock in the Company as collateral at a conversion rate of $0.04 per share.  In August 2010 this note was amended to increase the funding amount required for repayments to $200,000 from $100,000.  This note is in default.

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s former CEO, for $25,000.  The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan.  The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt.  The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note.  On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day volume weighted average price (“VWAP”) of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  This modification did not qualify as a debt extinguishment.  The Company recorded additional debt discount of $2,245 which represents the increase in fair value of the embedded conversion option resulting from the modification.  On February 12, 2011, this Note was purchased by a third party.  Simultaneous with the acquisition of the Note, this Note was converted to 250,000 shares of common stock (see Note 11).  Upon conversion of the note, the Company amortized the debt discount of $2,245 to interest expense.  For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000.  The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first.  Interest accrues at the rate of 12%.  As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively.  The warrants have a five year life.  The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note.  The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13.  On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.  On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.  The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed.  For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.  This note is in default.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity.  As of December 31, 2011, the balance was $400,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party.  Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11).  Dr. Salie loaned another $150,000 under the LOC in September 2011.  The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $23,438 of interest expense as of December 31, 2011.  For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on June 30, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $50,000.  This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.   On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 11).  The note is in default.

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. in the amount of $500,000.  The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $300,000.  This LOC contains a conversion provision whereby the conversion price is $0.10.  The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note.  On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense, half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250.  On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion.  As the October 26, 2011 modification caused the embedded conversion option to be treated as a bifurcated derivatives, this modification is not considered a debt extinguishment for accounting purposes.  Accordingly the $108,695 fair value of the embedded conversion option on the modification date was recorded as additional effective interest to debt discount and as a derivative liability.  All discounts were amortized to interest expense as of the debt maturity date of December 29, 2011.  The derivative liability was adjusted to $64,286 as of December 31, 2011 (see note 7).  This note is in default.  Transfer Online, Inc. is owned by Lori Livingston, the CTO of the Company.

On October 26, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note7).

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Evolution was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7).

On November 11, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7).

On November 15, 2011, the Company entered into a six month convertible note with Reserve Capital, LLC (“Reserve”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost and is being amortized over the debt term.  A third party was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7).

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On December 1, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $100,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion.  There was a $10,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discount and is being amortized over the debt term.  Evolution was issued 111,112 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.07.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7).

On December 12, 2011, the Company entered into a six month convertible note with Equity Trust Company Custodian FBO Curt Hansen beneficiary DCD Ann Hansen IRA (“Hansen”), in the amount of $100,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion.  There was a $10,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term.  Evolution was issued 111,112 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.07.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7).

NOTE 7 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2011 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	December 31, 2011
Volatility	251% - 257%	251%
Expected Term	0.17 - 0.5 years	0.08 - 0.46 years
Risk Free Interest Rate	0.33%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2011:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011-(gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	$433,047

NOTE 8 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:
	December 31,
	2011	2010
Accrued payroll	$143,201	$292,461
Accrued deferred rent	-	73,666
Accrued interest	107,277	21,467
Other accrued expenses	2,500	17,679
Total	$252,978	$405,273

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe.  On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The Company’s position is that the claim is without merit as a matter of law.  The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding.  The Company, prior to the lawsuit being filed, had issued what it believes to be a fair settlement offer, even though the Company firmly believed that the former officer had no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it was unreasonable.  The Company settled the lawsuit in June 2011 with the issuance of 600,000 warrants for common stock.  The Company maintains that the claims were without merit but opted to settle to avoid legal costs (see Note 11).

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors.  Mr. Salie has indicated that he believes his termination was wrongful.  The Company firmly believes that its actions were justified and defendable.  No indication has been that litigation is threatened or pending.

Lease Commitment

The Company has an office lease agreement starting on January 1, 2012 through January 31, 2013.  Future minimum lease payments under this lease are as follows for the years ended December 31:

2012	$38,856
2013	3,238

Total	$42,094

Rent expense in 2011 and 2010 was $72,183 and $69,854, respectively.

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.  The agreement has contingent fees based on successful funding provided by an introduction of Ventana Partners, Inc.  On July 7, 2010, the Company entered into an agreement with Garden State Securities, Inc. (“GSS”) as advisor to the Company.  On August 18, 2010, the Company entered into a subsequent engagement agreement with GSS to act as an exclusive selling/placement agent for the Company.  On February 3, 2011, the Company terminated the agreement with GSS with an effective date of March 4, 2011.  The agreement had contingent fees based on successful funding provided by an introduction of GSS.

NOTE 10 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Notes 6 and 11).  Line of credit and note payable of $69,014 and $70,325, was due to our CFO’s company and himself personally, at December 31, 2011 and 2010, respectively, for CFO services and advances to the Company.  At December 31, 2011 and 2010, the Company had accounts payable to Mr. Harmon of $2,205 and $20,138, respectively.

Douglas Salie, the former CEO and Chairman of the Company, is the son of Dr. Robert Salie, who is a shareholder and a note holder (see Note 6).  For presentation purposes, Dr. Salie is reported as a related party due to the beneficial ownership of his son, Douglas Salie.

Ventana, a principal shareholder, is a note holder of the Company (see Note 6).  Accounts payable of $12,240 was due to this shareholder at December 31, 2011 and 2010, for contracted services to the Company.

The principal of Transfer Online, Inc., our stock transfer agent and a noteholder, became an officer of the Company in November 2011.  Accordingly, the convertible note is presented as a related party note (see Note 6).  At December 31, 2011 we also owed Transfer Online, Inc. $1,650.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 – STOCKHOLDERS’ EQUITY

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On September 26, 2011, as approved by the Board of Directors on September 8, 2011, the Company issued 1,450,603 shares of the Series E Preferred Stock to Messrs. Salie, Harmon, and Pinon in exchange for the conversion of accrued payroll in the amount of $120,050. The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.12 per share or $174,072 which was the closing price of the common stock on the date of this transaction. The Company recorded a loss of $54,022 which is included in Other Expense - Gain (Loss) on settlement of liabilities.

On October 26, 2011, as approved by the Board of Directors, the Company issued 1,374,551 shares of the Series E Preferred Stock to Bruce Harmon in exchange for the conversion of accrued payroll in the amount of $48,500, a note with Lakeport in the amount of $20,325, a line of credit with Lakeport in the amount of $25,000, and accrued interest in the amount of $6,685.  The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.089 per share closing price of the common stock on the date of this transaction or $122,335.  The Company recorded a loss of $21,825 which is included in Other Expense – Gain (loss) on settlement of liabilities.

On November 23, 2011, as approved by the Board of Directors, the Company issued 385,182 shares of the Series E Preferred Stock to Bruce Harmon in exchange for the conversion of accrued payroll in the amount of $10,000 and accrued interest in the amount of $6,685.  The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.055 per share closing price of the common stock on the date of this transaction or $21,185.  The Company recorded a loss of $4,500 which is included in Other Expense – Gain (loss) on settlement of liabilities.

On December 21, 2011, as approved by the Board of Directors, the Company issued 385,486 shares of the Series E Preferred Stock to Sergio Pinon and Bruce Harmon in exchange for the conversion of accrued payroll, net of an adjustment for the duplicate conversion of accrued interest of $6,685 in October 2011 and November 2011, in the amount of $5,982.  The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.0221 per share closing price of the common stock on the date of this transaction or $8,502.  The Company recorded a loss of $2,520 which is included in Other Expense – Gain (loss) on settlement of liabilities.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In July 2010, the Company became obligated to issue 50,000 common shares each month to Garden State Securities for services as discussed below as part of one year of monthly payments.  The shares were valued as follows:

	Issue Price	Recorded Value
July 2010	$0.50	$25,000
August 2010	$0.26	$13,000
September 2010	$0.35	$17,500
October 2010	$0.34	$17,000
November 2010	$0.11	$5,500
December 2010	$0.09	$4,500

The shares issued in July were valued at the private placement price of $.50 per share.  The subsequent issuances were based on the quoted trading price of the Company's common stock, since the private placement terminated in early July 2010.  The share values are recognized as expense on the issuance dates.

On November 8, 2010, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  Due to the amount of work for the Company and the lack of performance by the Company, the arrangement was renegotiated to issue these additional shares for past services and future services through May 31, 2011.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 5, 2011 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the par value of the 900,000 shares will equal $135,000.  The $135,000 was recorded as a guarantee liability as of December 31, 2010 in accordance with ASC 480 and the $135,000 expense was fully amortized by May 5, 2011.  On May 5, 2011, the Company’s stock price was $0.22 therefore the $135,000 was reclassified to equity with no additional issuance of shares.  Amortization to legal expense was $73,022 in 2011 and the balance was fully amortized as of May 2011.

On November 8, 2010, the Company issued 1,500,000 shares of common stock to various members of Aries Investment Partnership in exchange for services related to investor relations for a period of six months.  The share value was based on the quoted trading price of $0.11 for the Company’s common stock, or $165,000.  The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the six-month term.  Amortization in 2010 and 2011 was $48,049 and $116,951, respectively.

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

On January 10, 2011, the Company issued 1,200,000 fully vested shares to Douglas Salie, the Company’s former CEO and Chairman.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $60,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Salie forfeited 1,169,000 options under the 2009 Stock Option Plan.

On January 10, 2011, the Company issued 1,000,000 fully vested shares to Bruce Harmon, the Company’s CFO and Chairman.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $50,000.  The share values were recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Harmon forfeited 2,029,000 options under the 2009 Stock Option Plan.

On January 10, 2011, the Company issued 2,200,000 shares to Sergio Pinon, the Company’s CEO, Vice-Chairman, and Founder.  The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $110,000.  The share values will be recognized as expense on the issuance date.  At the time of the reverse merger in April 2010, Mr. Pinon forfeited 2,633,039 options under the 2009 Stock Option Plan.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On February 12, 2011, a convertible debt noteholder converted his $25,000 note into 250,000 shares of common stock (see Note 6).  The company has agreed to guarantee the value of the shares of $25,000. In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $25,000 has been recorded as a current liability and the 250,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital for the par value of the shares.

On April 1, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock (see Note 6).

On April 1, 2011, a convertible debt noteholder converted his $10,000 note into 100,000 shares of common stock (see Note 6).

On April 6, 2011, a convertible debt noteholder converted his $50,000 note into 500,000 shares of common stock (see Note 6).

On May 3, 2011, the Company issued 100,000 shares of restricted common stock to Larry Witherspoon, the Company’s Chief Information Officer, in exchange for the conversion of $13,500 in accounts payable.  These shares were converted at an agreed value of $0.135.  The stock price for the Company’s common stock on May 3, 2011 was $0.18 therefore there was a loss on settlement of $4,500.

On May 16, 2011, a convertible debt noteholder converted her $6,000 note into 60,000 shares of common stock (see Note 6).

On May 17, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock (see Note 6).

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

On June 8, 2011, a convertible debt noteholder converted her $49,000 note into 490,000 shares of common stock (see Note 6).  These shares were not issued until July 2011.

On June 10, 2011, the Company issued 3,000,000 shares into an escrow account in exchange for services related to a contract to provide information technology services in the amount estimated at $300,000.  The contract is projected to have a period of approximately six months.  For accounting purposes, the shares are not considered issued or outstanding until released from escrow to the vendor.  On November 3, 2011, the remaining shares held in escrow were released to the vendor.  The shares were valued and, for accounting purposes, the expense recognized as earned.  As of December 31, 2011, the Company recognized the total $226,666 as stock-based expense with a credit to additional paid in capital based on the measurement dates.

On June 22, 2011, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  The issuance was a condition of a new contract with Vincent & Rees for the period May 6, 2011 through May 6, 2012.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 6, 2012 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the 900,000 shares will equal $135,000.  In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  On May 6, 2012 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity.  The shares value of $171,000 was allocated as a prepaid expense for the future services to be amortized on a straight line basis through May 6, 2012.  Amortization to legal expense for this contract was $121,500 in 2011.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On June 24, 2011, the Company issued 300,000 shares to Rempel Ventures Group in exchange for services related to a contract to provide various administrative services estimated at a value of $30,000.  The contract period is July 1, 2011 through December 31, 2011.  The shares were valued at the then $0.19 quoted trading price of the Company’s common stock or $57,000 which is considered more reliable than the contract value.  The share value was recorded as prepaid expense at the issuance date and was being amortized over the six-month term of the agreement.  In October 2011, the Company terminated this agreement and expensed the remaining unamortized balance of the $57,000 to stock-based compensation.

On July 20, 2011, the Company entered into a contract with StocksThatMove.com, LLC.  The contract is for a six month period for services related to the promotion of the Company.  The contract requires the issuance of 600,000 shares of restricted common stock.  For accounting purposes, the shares were valued at $0.14 (closing price of common stock the day before the execution of this agreement)
for a total of $84,000. This obligation was recorded as a prepaid expense and will be expensed over the six month period of the agreement.  In October 2011, the Company terminated this contract and expensed the remaining unamortized balance.  The Company recorded $84,000 as stock-based compensation expense as of December 31, 2011.

On September 12, 2011, a convertible debt noteholder converted his $150,000 convertible note into 1,500,000 shares of common stock (see Note 6).

On September 21, 2011, a convertible debt noteholder converted his $10,000 convertible note into 100,000 shares of common stock (see Note 6).

On October 1, 2011, the Company entered into a contract with Sage Market Advisors.  The contract is for a six month period for services related to the marketing of the Company.  The contract requires the issuance of 1,500,000 shares of restricted common stock to Sage Market Advisors for services to be rendered.  For accounting purposes, the share values will be determined and recognized as an expense as they are earned.  In October 2011, the Company terminated this contract.  An expense of $210,000 was recorded to stock-based compensation.

On October 1, 2011, the Company entered into a contract with Cape MacKinnon, Inc.  The contract is for a ninety day period for services related to the public and media relations of the Company.  The contract requires the issuance of 375,000 shares of restricted common stock for the first thirty days, 325,000 shares of restricted common stock for the second thirty days, and 325,000 shares of restricted common stock for the final thirty days.  In October 2011, the Company terminated this contract.  At the time of termination, 375,000 shares had been issued and recorded as an expense of $52,500 to stock-based compensation.

On October 26, 2011, Larry Witherspoon converted $14,250 of the balance due to him for services into 160,112 shares of restricted common stock at a conversion rate of $0.089 per share, the quoted market price on the conversion date.  There was no gain or loss on this transaction.

On November 15, 2011, the Company granted 250,000 vested shares of common stock to Susan Jones, the COO for the Company, as part of her employment agreement.  The Company recorded an expense of $22,500 to stock-based compensation.

On November 18, 2011, the Company, in order to accommodate its landlord, Hillside Building, LLC, agreed to move to a larger office facility.  As part of the negotiation, a new lease was entered into which provided for the conversion of all deferred rent and accrued interest of $106,000, into common stock.  The conversion was at a rate of $0.105 thereby issuing 1,009,524 shares of restricted common stock.  The shares were valued at their quoted trading price of $0.075 per share for a total $75,714.  There was a gain of $30,286 on this transaction.

On December 30, 2011, a legal provider converted $5,048 of the balance due to him for services into 229,455 shares of restricted common stock at a conversion rate of $0.022 per share, the quoted market price on the conversion date.  There was no gain or loss on this transaction.

In November and December 2011 the Company issued 444,448 common shares in lieu of $40,000 in loan fees.  The shares were issued at market value with no gain or loss recorded. (see Note 6)

Recapitalizations

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the year ended December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,009,895	$0.16
Granted	2,545,238	$0.16
Expired	-	$-

Outstanding and exercisable at December 31, 2011	3,555,133	$0.16	4.38	$258

Weighted Average Grant Date Fair Value		$0.16

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized the $10,600 expense over the service period through December 2010 (see Note 6).

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company computed the relative fair value of the warrant as $11,660 and a beneficial conversion value of $13,340 and has recorded both values as debt discounts to be amortized into interest expense over the one year term of the note.  On February 25, 2011, the convertible promissory note was sold to a third party and was simultaneously converted to 250,000 shares of common stock (see Note 6).

On July 6, 2010, the Company contracted with GSS, a FINRA member firm, as a non-exclusive financial advisor.  The term of the agreement is for twelve months and provides for a monthly fee of $5,000, 50,000 warrants for common stock with an exercise price equal to the previous ten day VWAP issued monthly, and 50,000 shares of restricted common stock issued monthly.  The Company terminated the agreement on February 3, 2011 with an effective date of February 22, 2011.  Each month, beginning with July 2010, through February 2011, 50,000 warrants were granted monthly for a total of 400,000 warrants each valued on the grant date.  The average exercise price was $0.161 and the average fair value was $0.221 per warrant.  The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading or thinly trading and had no historical volatility.  The Company recognized total expenses under this arrangement of $74,750 in 2010 and $13,800 for the twelve months ended December 31, 2011.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

On October 1, 2011, the Company entered into a contract with Sage Market Advisors.  The contract is for a six month period for services related to the marketing of the Company.  The contract requires the issuance of 1,500,000 fully vested (five year) warrants with an exercise price of $0.15 per share for common stock to Sage Market Advisors for services to be rendered.  The warrants were valued at $0.139 per warrant or $208,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.14
Expected Term	5 Years
Expected Volatility	249%
Dividend Yield	0
Risk Free Interest Rate	0.265%

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company will recognize an expense of $208,500, which will be included in operations.

On November 15, 2011, the Company granted 59,524 fully vested warrants with an exercise price of $0.09 per share for common stock to Catalyst Business Development, Inc. for services rendered.  The warrants were valued at $0.09 per warrant or $5,357 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,357, which is included in operations.

On December 15, 2011, the Company granted 35,714 fully vested warrants with an exercise price of $0.14 per share for common stock to Catalyst Business Development, Inc. for services rendered.  The warrants were valued at $0.09 per warrant or $3,214 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $3,214, which is included in operations.

The Company has granted warrants to employees.  Warrant activity for employees the year ended December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2010	220,730	$0.25

Granted	2,330,000	$0.06
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2011	2,550,730	$0.08	4.04	$-

Exercisable at December 31, 2011	2,248,769	$0.07

Weighted Average Grant Date Fair Value		$0.06

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

On November 8, 2011, the Company granted warrants for its common stock in the amount of 25,000 to David Rees, Esq., a member of the Company’s board of directors.  The 25,000 warrants, with an exercise price of $0.05, were issued as compensation for Mr. Rees’s service as a director.  The warrants were valued at $0.094 per warrant or $2,350  using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.097
Expected Term	2.5 Years
Expected Volatility	254%
Dividend Yield	0
Risk Free Interest Rate	0.32%

The expected term was computed using the simplified method for this director grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $2,350 on the issuance date since the warrant is earned.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company has granted options to employees. Options activity for the year ended December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2010	435,000	$0.25

Granted	5,243,353	$0.06
Exercised	-	$-
Forfeited	(291,667) )	$0.17
Expired	-	$-

Outstanding at December 31, 2011	5,386,686	$0.068	9.07	$-

Exercisable at December 31, 2011	3,832,797	$0.06

Weighted Average Grant Date Fair Value		$0.068

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company had just begun trading and had no significant historical volatility.  The Company will recognize the employee option expense of $99,615 over the three year vesting period.  The Company recognized $22,896 through December 31, 2011.

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $30,512 over the two year vesting period which began on September 1, 2009.  The Company recognized an expense $30,512 through December 31, 2011.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company recognized an expense $54,140 through December 31, 2011.

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

On November 15, 2011, the Company granted Susan Jones 250,000 options for common stock.  The options are fully vested at issuance, have a ten-year life, and have an exercise price of $0.05.  The options were valued at $0.09 per option or $22,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company  recognized an expense of $22,500.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On November 15, 2011, the Company granted Lori Livingston 1,000,000 options for common stock. The options vest over a three year period, have a ten year life, and have an exercise price of $0.05. The options were valued at $0.09 per option or $90,000 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	6.5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $90,000 which will be amortized over a three year period as the options are earned.  The Company recognized an expense of $3,750 for the year 2011.

NOTE 12 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the years ended December 31,
Other income (expense)	2011	2010

Interest expense - amortization (1)	$(696,168)	$-
Interest expense - loan interest	(97,686)	(115,790)
Interest expense - amortization of loan fee - debt issue cost	(2,230)	-
Interest expense - other	(5,689)	-
Finance charges	(7,195)	-
Change in fair value of embedded option	50,270	-
Loss on conversion	172	-
Loss on settlement of liability	(83,039)	-
Gain (loss) on settlement of debt	39,686	-
Gain on extinguishment of debt	7,608	-

Total	$(794,271)	$(115,790)

(1) Relates to the amortization of the beneficial conversion feature.

NOTE 13 – INCOME TAX

For the fiscal year 2010 and 2011, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2011 and 2010, the Company has net operating loss carry forwards of approximately $3,445,000 and $1,457,000, respectively.  The carry forwards expire through the year 2031.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended December 31,
	2011	2010

Tax expense (benefit) at the statutory rate	$(1,371,214)	$(1,463,438)
State income taxes, net of federal income tax benefit	(80,033)	(44,498)
Stock compensation and fee	621,589	1,046,657
Other	3,336	(15,646)
Change in valuation allowance	826,322	476,925

Total	$-	$-

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010, respectively, are as follows:

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforward	$1,296,237	$548,413
Stock options	140,640	55,322
Amortization of website and trademarks	43,403	43,241
Total gross deferred tax assets	1,480,280	646,976
Less: Deferred tax asset valuation allowance	(1,455,693)	(629,371)
Total net deferred tax assets	24,587	17,605

Deferred tax liabilities:
Depreciation	(24,587)	(17,605)
Total deferred tax liabilities	(24,587)	(17,605)

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2011 and 2010 were fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $1,455,693 and $629,371 as of December 31, 2011 and 2010, respectively.  The increase in valuation allowance in 2011 was $826,322.

NOTE 14 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of December 31, 2011.  There have been no losses in these accounts through December 31, 2011.

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

NOTE 15 – ACQUISITION AND DISSOLUTION OF MDIP, LLC

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 16 – SUBSEQUENT EVENTS

On January 15, 2012, the Company granted 142,857 fully vested warrants with an exercise price of $0.035 per share for common stock to Catalyst Business Development, Inc. for services rendered.  The warrants were valued at $0.039 per warrant or $5,571 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.039
Expected Term	5 Years
Expected Volatility	239%
Dividend Yield	0
Risk Free Interest Rate	0.29%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company will recognize an expense of $5,571, which will be included in operations.

On January 20, 2012, PrePayGetaway.com, Inc. (“PrePayGetaway”) and PlanItPay.com, Inc. (“PlanItPay”), both Florida corporations, were formed as subsidiaries of the Company.

On January 25, 2012, NuVidaPaymentPlan.com, Inc. (“NuVida”), a Florida corporation, was formed as a subsidiary of the Company.

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which will be recorded as debt issue costs to be amortized over the debt term.  The third party was issued 69,444 shares of restricted common stock in lieu of the fees.  The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value.

On February 2, 2012, the Company entered into a six month convertible note with Asher Enterprises (“Asher”), in the amount of $37,500.  The interest, which accrues, is at a rate of 8% per annum.  The conversion feature is at the closing price of the day prior to conversion, less a discount of 42%.  There was a $2,500 fee for legal expenses and related expenses for the closing of the note which will be recorded as debt discounts to be amortized over the debt term.  The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655.  The Company therefore recorded an interest expense of $27,155 and premium on the note of $27,155.

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of CSP in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013.  The shares were issued to Richard St. Cyr and Douglas Pinard, the co-owners of CSP.  Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners.  The Company will record the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000.  The preliminary fair value, pending completion of our valuation of the assets acquired and liabilities assumed, of the net assets is approximately $9,000 with the remaining approximately $239,400 expected to be allocated to goodwill.  Supplemental unaudited consolidated proforma information for the year ended December 31, 2011 as if the CSP acquisition had occurred on January 1, 2011 is as follows:  revenues of $251,693 and net loss of $4,003,908.  CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year.  As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012.  The Company will record an expense to stock-based compensation.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2011 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

On April 1, 2011, the Company appointed John Wittler, CPA, as a Director and the Audit Chairman.

On December 12, 2011, the Company terminated, with cause, Douglas Salie, the CEO and Chairman.  On the same day, Sergio Pinon was named as the CEO and Bruce Harmon was named as Chairman.

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

Item 9B.  Other Information.

On January 2, 2012, Lori Livingston, the CTO of the Company, as appointed in November 2011, resigned from her position due to potential conflicts of interest since Transfer Online, Inc., a company which Ms. Livingston owns and is CEO of, is under contract with the Company to provide IT services.  The Company did not previously report this on a Form 8-K as required.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Sergio A. Pinon	46	Chief Executive Officer and Vice-Chairman of the Board of Directors
Bruce Harmon	53	Chief Financial Officer and Chairman of the Board of Directors
Susan Jones	49	Chief Operating Officer
Lori Livingston	47	Chief Technology Officer
John Wittler, CPA	53	Director
David Rees, Esq.	45	Director

Biographies of Directors and Officers

Sergio A. Pinon, one of our founders, has served as our chief marketing officer and vice-chairman since inception in September 2005. In December 2011, Mr. Pinon became the chief executive officer.  Mr. Pinon has a well-seasoned ability for strengthening business, marketing and communication strategies. His many years of experience provide him with powerful business insight and an uncanny intuition. Mr. Pinon is an expert at evaluating marketing needs and formulating cost effective business solutions. He fine-tuned his leadership abilities in the United States Air Force before graduating from American Intercontinental University with a degree in Business Administration. He remains active in his community as a member of Leadership Tallahassee while serving on the Board of Directors for The Challenger Learning Center.

Bruce Harmon has served as our chief financial officer since August 2009 and as a director since November 2009.  In December 2011, Mr. Harmon was appointed as chairman of the board.  Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY.OB), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC.OB), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG.PK), a technology company located in Melbourne, Florida, from 2006 to 2008, and as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU.OB), a public shell, located in Newport Beach, California, from 2009 to 2011.  He currently owns Lakeport Business Services, Inc. and through consulting agreements, serves as chief financial officer of Omni Ventures, Inc. (OMVE.QB).  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Susan Jones was appointed as Chief Operating Officer in November 2011.  Ms. Jones is a veteran of the payment industry with fifteen years working for Discover Card Services including serving as National Relationship Manager in Franchise and Association Development, Territory Manager in key strategic markets, and as an Account Executive.  In addition to being a leader in the sale of total payment solutions, including bankcard and stored-value programs, Ms. Jones was responsible for targeted acquisition, revenue generation and enhancement, and marketing and preference programs.  She was also the recipient of the prestigious Sales Excellence Award.  Ms. Jones attended the University of Utah.

Lori Livingston was appointed as Chief Technology Officer in November 2011.  Ms. Livingston is the founder, President and CEO of Transfer Online, Inc. (“TOL”) and Jagalee Development (“Jagalee” f/k/a Transfer Online Technology Development), a division of TOL.  Jagalee is serving as the Company’s third party IT division and has been instrumental in the development of the Company’s services.  Ms. Livingston, in her role as CEO of TOL, was the first in the industry to bring transfer agent services and full reporting to the Internet.  Ms. Livingston serves and has served as a director on the board of various companies.  She holds a degree from California State University where she graduated as the Julian Beck scholar.

John S. Wittler, CPA was elected as an independent Director and as the Chairman of the Audit Committee since April 2011.  In November 2011, he became a member of the Compensation Committee.  Mr. Wittler provides the Company with many years of business and financial experience as he has served as CFO of various public companies.  He currently serves as Chief Financial Officer and Director of Spartan Gold, Ltd. (SPAG.QB) and as Managing Director of his own consulting practice, Wittler International Inc.  Mr. Wittler has a bachelor’s of science degree in accounting from Ball State University and is currently a member of the American Institute of CPAs and the Florida Institute of CPAs.

David Rees, Esq. was elected as an independent Director in November 2011.  He also serves as the Chairman of the Compensation Committee and a member of the Audit Committee.  Mr. Rees has served as corporate counsel for the Company since April 2010.  He has many years of experience in business and the law and is a Partner at Vincent & Rees, PA.  Mr. Rees has extensive experience with companies registered with the SEC located in the United States, Canada, Asia, India and Europe.  He has also served as CEO of a publicly traded educational software company, vice president of strategic planning of an Internet-based company, and as vice president of investment banking for Catalyst Financial.  Mr. Rees was also an attorney in the Mergers & Acquisitions and Corporate Finance departments of Skadden, Arps, Slate, Meagher & Flom.  Mr. Rees has been admitted to the New York State Bar and Utah State Bar.  He is a graduate from Weber State University and earned his Juris Doctor degree from New York University.

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

Director Compensation

During the fiscal years ended December 31, 2011 and 2010, our independent directors did not receive any compensation from us for their services except for John Wittler and David Rees being granted 75,000 and 25,000 warrants for common stock, respectively, in 2011.  Additionally, if they are still serving at the time that the Company is acquired, should that occur, they would earn 500,000 shares of common stock.  Directors that were employees were not paid any fees for their role as director.

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

Board Committees

Audit Committee

The Company has an Audit Committee with John Wittler, CPA, serving as its Chairman, and David Rees, Esq. serving as a member.

Compensation Committee

The Company has a Compensation Committee with David Rees, Esq., serving as its Chairman, and John Wittler, CPA, serving as a member.

We expect our board of directors, in the future, to appoint a nominating committee and any other applicable committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

The Company does not have an Advisory Board at this time.

11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by (i) Sergio Pinon, our chief executive officer, (ii) Bruce Harmon, our chief financial officer, (iii) Susan Jones, our chief operating officer, (iv) Lori Livingston, our chief technology officer, (v) Douglas R. Salie, our former chief executive officer, and (iv) Larry Witherspoon, our former chief information officer.

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Sergio Pinon (1)	2011	$97,000	$-	$-	$110,000	$63,689	$-	$270,689
Chief Executive Officer	2010	$75,000	$-	$-	$-	$-	$-	$75,000
	2009	$37,500	$-	$-	$-	$-	$-	$37,500

Bruce Harmon (2)	2011	$97,000	$-	$-	$50,000	$61,875	$-	$208,875
Chief Financial Officer	2010	$75,000	$-	$-	$500,000	$-	$-	$575,000
	2009	$2,500	$-	$-	$-	$-	$-	$2,500

Susan Jones (3)	2011	$15,000	$-	$-	$22,500	$22,500	$-	$60,000
Chief Operating Officer	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-

Lori Livingston (4)	2011	$-	$-	$-	$-	$110,850	$226,666	$337,516
Chief Technology Officer	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-

Douglas Salie (5)	2011	$87,000	$-	$-	$60,000	$30,512	$-	$177,512
Chief Executive Officer	2010	$75,000	$-	$-	$-	$-	$-	$75,000
	2009	$-	$-	$-	$-	$-	$-	$-

Larry Witherspoon (6)(7)	2011	$-	$-	$-	$-	$-	$28,500	$28,500
Chief Information Officer	2010	$-	$-	$-	$-	$-	$28,110	$28,110
	2009	$-	$-	$-	$-	$-	$-	$-

(1)
Mr. Pinon, a founder of the Company, served as a managing member of eLayaway, LLC until its conversion to a C corporation on September 1, 2009. Under the LLC, he was paid in distributions. Due to the Company's cash flow concerns in 2009, he did not receive a salary or distribution until July 2009. Mr. Pinon entered into an employment contract effective September 2009. In January 2011, Mr. Pinon was granted 2,200,000 shares of common stock and 1,415,314 options for common stock for his services in 2011. In August 2011 andDecember 2011, Mr. Pinon converted $6,551 and $2,666, respectively, into 79,153 and 171,853 shares of Series E preferred stock, respectively.

(2)
Mr. Harmon served as a consultant from August 2009 through December 2009. His consulting firm, Lakeport Business Services, Inc., was paid the above stated balance. He entered into an employment contract effective January 2010. Mr. Harmon did not receive any compensation for 2010 as his pay was accrued due to the cash flow situation. In January 2011, he exchanged his accrued payroll of $56,250 for January through September 2010 for 1,125,000 vested warrants for common stock. In January 2011, Mr. Harmon was granted 1,000,000 shares of common stock and 1,375,000 options for common stock for his services in 2011. In August 2011, October 2011, November 2011, and December 2011, Mr. Harmon converted $56,750, $48,500, $10,000, and $10,000 of accrued payroll into 685,725, 663,275, 230,855, and 213,633 shares of Series E preferred stock, respectively.

(3)
Mrs. Jones entered into an employment contract in November 2011. She did not receive any compensation in 2011 as her pay was accrued due to the cash flow situation. Ms. Jones was awarded 250,000 shares of common stock as part of her employment agreement. She has incentives to earn up to 2,750,000 additional shares of common stock. Ms. Jones was also issued 250,000 options for common stock.

(4)
Ms. Livingston entered into an employment contract in November 2011. She was issued 1,000,000 options for common stock. Ms. Livingston, a majority owner and the CEO of Transfer Online, Inc. ("TOL"), under a separate contract between the Company and TOL, received compensation to TOL by the Company in the amount of 3,000,000 shares of common stock and 250,000 warrants for common stock. Ms. Livingston resigned on January 2, 2012.

(5)
Mr. Salie served as a consultant from July 2009 through December 2009 for no compensation. He entered into an employment contract effective September 2009. Mr. Salie did not receive the accrued pay and requested that the Company not pay him with the cash flow situation. The Company reclassed the balance to additonal paid in capital as of December 31, 2009. In 2010, Mr. Salie had his pay accrued to assist the Company with its cash flow situation. In January 2011, he exchanged his accrued pay from January 2010 through September 2010 for 755,000 vested warrants for common stock. In 2011, Mr. Salie received cash compensation and 1,200,000 shares of common stock and 678,039 options for common stock for his services in 2011. In January 2011, Mr. Salie converted accrued payroll of $37,750 into 755,000 warrants for common stock. In August 2011, Mr. Salie converted accrued payroll of $56,750 into 685,725 shares of Series E preferred stock. In December 2011, Mr. Salie was terminated.

(6)
Mr. Witherspoon served as a consultant from July 2010 through December 2010. In September 2010, he was named as Chief Information Officer and continued to serve as a consultant. Mr. Witherspoon has received cash compensation, converted accrued compensation of $13,500 and $14,250 into 100,000 and 160,112 shares of common stock in May 2011 and October 2011, respectively. In May 2011, Mr. Witherspoon was granted 200,000 conditional warrants for common stock. In July 2011, Mr. Witherspoon resigned as CIO.

(7)	Includes cash consideration to consultants and the value of warrants granted to consultants in All Other Compensation column.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation.  We do not pay employee Directors for Board service in addition to their regular employee compensation.  The Board of Directors,has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2011.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

John Wittler	$-	$-	$10,050	$-	$-	$-	$10,050
David Rees (2)	$-	$112,500	$2,350	$-	$-	$-	$114,850

(1)	Reflects the estimated fair value of the option award on the grant date using a Black-Scholes warrant pricing model.

(2)	Mr. Rees, corporate counsel for the Company, through his law firm, Vincent & Rees, PA, received stock, which was distributed between various attorneys at the firm, in lieu of cash payment for 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2011 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1650 Summit Lake Drive, Hillside Building, Suite 103, Tallahassee, Florida 32317.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)

Sergio A. Pinon (2)	4,751,006	7.5%	8,265,090	7.3%
Bruce Harmon (2)	7,159,091	11.4%	44,386,365	39.2%
Susan Jones (3)	500,000	0.8%	500,000	0.4%
Lori Livingston (3)	3,490,000	5.5%	3,490,000	3.1%
John Wittler (4)	75,000	0.1%	75,000	0.1%
David Rees (4)	1,235,000	2.0%	1,235,000	1.1%
Ralph Amato (5)	4,245,000	6.7%	4,245,000	3.7%
Douglas Salie (6)	5,185,725	8.2%	14,785,875	13.0%

All officers and directors as a group (6 persons)	17,210,097	27.3%	57,951,455	51.1%

(1)
Applicable percentage of ownership is based on 62,961,169 total shares comprised of our common stock (59,365,347) and preferred stock (3,595,822) outstanding (as defined below) as of December 31, 2011. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2011 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.  As of December 31, 2011, due to the super voting rights of the Series E preferred stock (15:1), the total number of votes are 113,302,677 which includes all voting securities.

(2)	Officer and director.
(3)	Officer.
(4)	Director.
(5)	Address for Mr. Amato is 5782 Caminito Empresa, La Jolla, California 92037.
(6)	Address for Mr. Salie is 2681 Millstone Plantation Road, Tallahassee, Florida 32312.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Dr. Robert D. Salie, the father of Douglas R. Salie, our former CEO and Chairman, is a shareholder and note holder of the Company.

On April 13, 2010, the Company converted certain obligations owed by eLayaway into 1,000,000 shares of common stock of Tedom issued to Lakeport Business Services, Inc., which is owned and controlled by Bruce Harmon, an officer and director of the Company.  At various dates in 2011, certain notes payable and lines of credit to Lakeport Business Services, Inc. were converted to Series E preferred stock.

In 2011, the Company appointed two independent directors, as defined in the list standards of The NASDAQ Stock Market and the applicable rules of the SEC.  They were John Wittler, CPA, and David Rees, Esq.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$75,100	$59,600
Audit Related Fees	-	500
Tax Fees	-	-
All Other Fees	-	-
Total	$75,100	$60,100

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
31.1 (3)
Certification of Principal Executive Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (3)
Certification of Principal Accounting Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Principal Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (3)	Certification of Principal Accounting Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)	Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)	Filed herewith

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Sergio Pinon	March 19, 2011
Sergio A. Pinon, Principal Executive Officer	Date

/s/ Bruce Harmon	March 19, 2011
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Harmon	March 19, 2011
Bruce Harmon, Director	Date

/s/ Sergio A. Pinon	March 19, 2011
Sergio A. Pinon, Director	Date

/s/ John Wittler	March 19, 2011
John Wittler, Director	Date

/s/ David Rees	March 19, 2011
David Rees, Director	Date