Form 10-Q
period 2012-03-31
eLayaway, Inc.
filed 2012-05-15
CIK 1422992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

☐  Yes  ☒  No

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

As of as of May 7, 2012 the registrant had 67,093,979 shares of its Common Stock, $0.001 par value, outstanding.

Registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days and is voluntarily filing this Quarterly Report on Form 10-Q.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1 Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$60,582	$29,458
Accounts receivable	8,723	-
Segregated cash for customer deposits	154,767	155,654
Prepaid expenses	102,747	145,076
Total current assets	326,819	330,188
Property and equipment, net	33,783	11,793
Intangibles, net	240,128	4,275
Other assets	7,236	12,770
Total assets	$607,966	$359,026
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,156,264	$297,572
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	249,814	652,452
Accounts payable	402,960	358,977
Accounts payable to related parties	21,000	14,445
Accrued liabilities	315,234	252,978
Liability to guarantee equity value	160,000	160,000
Deposits received from customers for layaway sales	150,096	126,313
Embedded conversion option liability	430,319	433,047
Total current liabilities	2,885,687	2,295,784
Total liabilities	2,885,687	2,295,784
Commitments and contingencies (Note 6)
Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0 issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0 issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0 issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0 issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 3,595,822 and 0 issued and outstanding, respectively (liquidation value $120,050 and $0, respectively)	4,786	3,596
Common stock, par value $0.001, 100,000,000 shares authorized, 69,080,198 and 48,548,773 shares issued, issuable and outstanding, respectively, and (7,876,667 and 229,455 shares issuable, respectively)	69,081	48,549
Subscription receivable	(30,000)	-
Additional paid-in capital	14,262,928	13,645,360
Accumulated deficit	(16,584,516)	(15,634,263)
Total shareholders' deficiency	(2,277,721)	(1,936,758)
Total liabilities and shareholders' deficiency	$607,966	$359,026

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2012	2011
Sales	$50,437	$28,094
Cost of sales	5,109	74,761
Gross profit (loss)	45,328	(46,667)
Selling, general and administrative expenses (includes $374,821 and $528,138 for the three months ended March 31, 2012 and 2011, respectively, of stock-based compensation and settlements)	679,647	742,547
Loss from operations	(634,319)	(789,214)
Other income (expense)
Interest expense	(318,662)	(186,837)
Other expense	(24,815)	-
Change in fair value of embedded conversion option liability	27,543	-
Gain on settlements of debt	-	9,400
Gain on extinguishment of debt	-	4,858
Total other income (expense), net	(315,934)	(172,579)
Net loss	$(950,253)	$(961,793)
Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	52,320,200	25,204,602

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(950,253)	$(961,793)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,131	2,351
Amortization of intangibles	13,987	108
Amortization of debt discounts to interest expense	267,569	169,058
Amortization of debt issue costs to interest expense	8,380	-
Issuance of note for legal services	25,000	-
Grant of warrants for services	5,571	37,250
Grant of options for services	10,135	134,817
Common stock granted for services	163,400	356,071
Exchange of options and warrants for common stock	107,486	-
Amortization of stock-based prepaids	132,750	-
Gain on settlement of payroll	-	(9,400)
Gain on extinguishment of debt	-	(4,858)
Change in fair value of embedded conversion option liability	(27,543)	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	887	(118,074)
Accounts receivable	1,832	-
Prepaid expenses	(52,621)	(7,976)
Other assets	-	-
Accounts payable	79,700	42,285
Accounts payable to related parties	(5,684)	3,258
Accrued expenses	42,568	76,593
Deposits received from customers for layaway sales	23,783	92,089
Net cash used in operating activities	(149,922)	(188,221)
Cash flows from investing activities:
Acquisition of fixed assets	(901)	-
Cash acquired in acquisition	2,447	-
Cash paid in acquisition	(6,000)	-
Net cash used in investing activities	(4,454)	-
Cash flows from financing activities:
Proceeds from related party loans	65,000	155,000
Proceeds from loans	112,500	(50,000)
Repayment of loans	(7,000)	-
Repayment of related party loans	(25,000)	-
Sale of common stock	40,000	-
Net cash provided by financing activities	185,500	105,000

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2012	2011
Net increase (decrease) in cash	31,124	(83,221)
Cash at beginning of period	29,458	100,099
Cash at end of period	$60,582	$16,878
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,205	$2,116
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Settlement of payroll with warrants	$-	$94,000
Acquisition of Centralized Strategic Placements, Inc.	$242,400	$-
Conversion of convertible notes payable to common stock	$-	$25,000
Reclassification of equity to liability for guarantee of equity value	$-	$25,000
Debt discounts for beneficial conversion features values	$146,684	$165,000
Extinguishment of beneficial conversion debt discount to APIC	$-	$64,687
Debt modification increase in fair value of embedded conversion options	$-	$2,245
Common stock issued for legal services	$37,800	$-
Debt discounts for loan fees	$6,000	$-
Conversion of loan fees to common stock	$2,500	$-
Capitalization of accrued interest to convertible note payable	$6,000	$-
Conversion of related party payroll into Series E preferred stock	$30,000	$-
Embedded conversion option liability	$24,815	$-
Subscription receivable	$30,000	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company”, “we”, “us”, “our” or “eLayaway”) is a Delaware corporation. The business was started on September 8, 2005. Our subsidiary, eLayaway.com, Inc., was formed on September 8, 2005.

In April 2007, the Company formed eLayaway Australia Pty, Ltd., an Australian company.  This entity is 97% owned by eLayaway and has been inactive since inception.

On July 28, 2010, Pay4Tix.com, Inc. (“Pay4Tix,” f/k/a eLayawaySPORTS, Inc.), a Florida corporation, was formed as a subsidiary of the Company. The name change to Pay4Tix was completed on March 9, 2012.

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

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP,” see Note 2).

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended March 31, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company has evolved its technology to remove itself from being identified as a layaway only company. The Company is changing its image and branding to DivvyTech, which specializes in various payment processing methods including, but not limited to, layaway. DivvyTech's core function is to empower retailers and payment processors with an automated recurring payments administration system. This includes a robust engine with the ability to process multiple and varied payments, a dynamic system to schedule individual plans and a user-friendly interface for reporting the complexities of both. DivvyTech’s technology empowers retailers and payment processors with an automated recurring payments administration system designed to manage layaway, leasing, micro-lending, layaway-credit hybrid programs and Automated Clearing House (“ACH”) programs. Supported consumer funding sources include: ACH, cash, credit and debit cards. By providing flexible an affordable payment options, retailers and processors increase consumer spending power and enhance their user experience.

When requiring consumers to pay over time, DivvyTech’s innovative payment breakthrough offers unprecedented flexibility and access. The Company’s suite of products is perfect for organizations and payment processors that are looking for an autonomous and agnostic payment solution to enhance their existing products and services. This service allows both the provider and consumer to have the ability to manage the automation and distribution of the overall payment transaction process which is unique to the industry.

DivvyTech Powered Brands:

eLayaway.com is a payment processor that empowers merchants with the ability to easily and efficiently offer an automated layaway payment plan to both online and in-store customers. Consumers can use eLayaway to conveniently pay for any product or service over time and receive their order once it is paid in full. Payment processing and supporting services are handled by eLayaway while merchants provide order fulfillment.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NuVida Payment Plan provides prepayment solutions for patients and healthcare facilities. This patented technology provides patients with the opportunity to prepay for procedures over time without having to use credit or go into debt. Nuvida is managed by HIPAA certified, payment processing professionals.

Pay4Tix provides a prepaid ticket solution for both teams and fans. DivvyTech's payment technology allows teams and ticketing platforms to integrate the prepayment option directly into all sales channels for new ticket sales and season ticket renewals. Pay4Tix is managed by payment processing experts with sports marketing experience.

PrePayGetaway provides a prepayment solution for travel companies and consumers. By leveraging DivvyTech's technology, travel professionals can create a customized recurring prepayments system. PrePayGetaway is managed by payment processing experts with travel industry experience.

PlanItPay consists of a robust community of registered member shoppers connecting online at eLayaway.com with affiliate merchants offering millions of consumer products and services. Thousands of secure transactions are processed weekly with membership increasing daily. PlanItPay’s proprietary technology is managed by payment processing experts with retail experience.

eApartado.com is the eLayaway.com platform recreated for Hispanic merchants and consumers. The site provides the same exclusive technologies offered through eLayaway.com and is managed by a team of bilingual experts.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of March 31, 2012), eLayaway.com, Pay4Tix, DivvyTech, NuVida, CSP, PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd.  (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the valuation and purchase price allocation of assets acquired and liabilities assumed in business combination, amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion features, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

We currently measure and report at fair value our intangible assets and derivative liabilities.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

		Quoted
		Prices in
	Balance at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$4,167	$-	$-	$4,167
Intangible Asset	235,961	-	-	235,961
Total Financial Assets	$240,128	$-	$-	$240,128

Following is a summary of activity through March 31, 2012 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2011	$4,275
Note inception date fair value allocated to debt discount	24,815
Acquired intangible assets	249,840
Amortization of intangibles	(13,987)
Ending balance at March 31, 2012	$240,128

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

		Quoted
		Prices in
	Balance at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$430,319	$-	$-	$430,319
Total Financial Assets	$430,319	$-	$-	$430,319

Following is a summary of activity through March 31, 2012 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2011	$433,047
Note inception date fair value	24,815
Change in fair value during 2012	(27,543)
Ending balance at March 31, 2012	$430,319

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2012 consist of warrants to purchase 5,023,720 at March 31, 2012 shares of common stock, employee options to purchase 3,263,039 shares of common stock and convertible notes convertible into 22,886,020 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of March 31, 2012 and 2011.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2012 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013. The shares were issued to Richard St. Cyr and Douglas Pinard, the co-owners of CSP. Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners. The Company recorded the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000. CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Current assets	$13,002
Property and equipment	24,220
Other assets	346
Website technology intangibles	249,840
Total assets acquired	287,408
Liabilities assumed	(39,008)
Total purchase price	$248,400

The amounts of revenues and net losses from CSP included in the Company’s unaudited consolidated statement of operations for the three months March 31, 2012, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2011 is as follows:

(Unaudited)	Revenues	Income (Loss)
CSP actual from February 1, 2012 to March 31, 2012	$13,293	$(42,101)
Supplemental unaudited consolidated pro forma information for the year ended December 31, 2011	$251,693	$(4,003,908)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have happened had acquisition been made as of January 1, 2011, nor is it indicative of the results of future combined operations.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $950,253 (includes $374,821 of stock-based compensation and settlements) and used cash in operating activities of $149,922 for the three months ended March 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,558,868, $2,277,721 and $16,584,516, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at March 31, 2012 and December 31, 2011, consists of the following:

Notes and convertible notes,  net of discounts

	March 31, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (3)	$115,000	$-	$-	$115,000	$165,000	$-	$-	$165,000
Gary Kline (3)	56,000	(55,451)	-	549
James E. Pumphrey	36,535	-	-	36,535	43,535	-	-	43,535
Benchmark Capital, LLC (3)	50,000	(7,175)	-	42,825	50,000	(31,868)	-	18,132
Benchmark Capital, LLC (3)	50,000	(11,029)	-	38,971	50,000	(36,339)	-	13,661
Evolution Capital, LLC (3)	50,000	(6,868)	-	43,132	50,000	(31,868)	-	18,132
Reserve Capital, LLC (3)	50,000	(12,606)	-	37,394	50,000	(37,543)	-	12,457
Evolution Capital, LLC (3)	100,000	(33,517)	-	66,483	100,000	(83,517)	-	16,483
Hanson Capital, LLC (3)	100,000	(39,679)	-	60,321	100,000	(89,828)	-	10,172
Asher Enterprises, Inc. (3)	37,500	(18,103)	27,155	46,552	-	-	-	-
KAJ Capital, LLC (3)	25,000	(16,362)	-	8,638	-	-	-	-
Robert Salie - Line of Credit (2) (3)	400,000	(21,136)	-	378,864	-	-	-	-
Salie Family Limited Partnership (1) (2) (3)	50,000	-	-	50,000	-	-	-	-
Transfer Online, Inc. (1) (2) (3)	150,000	-	-	150,000	-	-	-	-
Southridge Partners II, LP (3) (4)	56,000	-	-	56,000	-	-	-	-
Southridge Partners II, LP (3)	25,000	(10,714)	10,714	25,000	-	-	-	-
Total	$1,351,035	$(232,640)	$37,869	$1,156,264	$608,535	$(310,963)	$-	$297,572

______________________

(1)	In default.
(2)	Shown as related party as of December 31, 2011.
(3)	Convertible.
(4)	Non-cash transfer from Gary Kline of $50K note and $6K accrued interest.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Notes, convertible notes, and  lines of credit payable to related parties, net of discounts

	March 31, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Ventana Capital Partners, Inc. (1)	$20,000	$-	$-	$20,000	$20,000	$-	$-	$20,000
Robert Salie - Line of Credit (2) (3)	-	-	-	-	400,000	(36,562)	-	363,438
Salie Family Limited Partnership (1) (2) (3)	-	-	-	-	50,000	-	-	50,000
Transfer Online, Inc. (1) (2) (3)	-	-	-	-	150,000	-	-	150,000
Douglas Pinard (3)	57,000	-		57,000
Richard St. Cyr (3)	57,000	-		57,000
Douglas Pinard	6,800	-		6,800
Lakeport Business Services, Inc. - Line of Credit	109,014	-	-	109,014	69,014	-	-	69,014
Total	$249,814	$-	$-	$249,814	$689,014	$(36,562)	$-	$652,452

_______________________

(1)	In default.
(2)	Shown in non-related parties as of March 31, 2012.
(3)	Convertible.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments. On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011. On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to June 30, 2012 and to set up payment terms. The Company will make principal payment starting December 15, 2011 with final payment to be made in June 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60. There is no gain or loss on the restructuring of the payables.

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Chairman of the Company (see Note 10 - Related Parties).  The note bears interest at a rate of 12%.  The note matured on January 1, 2010.  Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to September 1, 2011.  On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added. On October 26, 2011, this balance was converted into Series E preferred stock (see Note 8).

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000.  The amount is related to the required deposit for the office space.  The note has a one year term and accrues interest at the rate of 7% per annum.  The note was in default as of February 10, 2011. On November 18, 2011, the Company settled the note converting it into common stock of the Company (see Note 8).

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan. On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change. All prior debts and related discounts were removed and the Company recorded a new debt of $165,000. The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010 and another $14,063 through February 8, 2011. On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note. The full $165,000 discount was amortized as of the maturity date of April 5, 2011. Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at March 31, 2011. From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors. Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock. Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand. These additional loans are not treated as modifications under accounting standards. The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes. In March 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000, and its apportioned accrued interest. The new conversion price is 60% of the lowest closing bid price of the Company’s common stock during the 5 trading days immediately preceding a conversion. On March 29, 2012, Mr. Kline sold $50,000 and its apportioned accrued interest of $6,000 to Southridge Partners II LP. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $56,000 ($50,000 principal and $6,000 accrued interest) with a stock settled debt premium of $34,000. The Company recorded the $34,000 as interest expense because the loan is due on demand.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

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

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of March 31, 2012, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $38,864 of interest expense as of March 31, 2012. For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on June 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of March 31, 2012 and December 31, 2011, the balance was $109,014 and $69,014, respectively. This LOC contains a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.  On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 8).

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. in the amount of $500,000. The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity. As of June 30, 2011, the balance was $300,000. This LOC contains a conversion provision whereby the conversion price is $0.10. The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note. On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense, half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250. On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion. As the October 26, 2011 modification caused the embedded conversion option to be treated as a bifurcated derivatives, this modification is not considered a debt extinguishment for accounting purposes. Accordingly the $108,695 fair value of the embedded conversion option on the modification date was recorded as additional effective interest to debt discount and as a derivative liability. The derivative liability was adjusted to $64,286 as of March 31, 2012. All discounts were amortized to interest expense as of the debt maturity date of December 29, 2011. This note is in default. Transfer Online, Inc. is owned by Lori Livingston, the former CTO of the Company.

On October 26, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On November 11, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On November 15, 2011, the Company entered into a six month convertible note with Reserve Capital, LLC (“Reserve”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost and is being amortized over the debt term. A third party was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On December 1, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $100,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion. There was a $10,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discount and is being amortized over the debt term. Evolution was issued 111,112 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.07. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On December 12, 2011, the Company entered into a six month convertible note with Equity Trust Company Custodian FBO Curt Hansen beneficiary DCD Ann Hansen IRA (“Hansen”), in the amount of $100,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion. There was a $10,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term. Evolution was issued 111,112 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.07. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 69,444 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).

On February 2, 2012, the Company entered into a convertible note with Asher Enterprises (“Asher”), in the amount of $37,500. The note matures on November 6, 2012 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note.

On March 28, 2012, the Company entered into a convertible promissory note with Gary Kline in the amount of $56,000. The note is due on September 28, 2012. The interest, which accrues, is a rate 12% per annum, and is convertible. The note is convertible at the option of the holder at $0.015 per share on or the later of the maturity date and the date of payment of the default amount. The Company recorded $56,000 as debt discount; $50,000 is related to the Beneficial Conversion Feature of the loan and $6,000 related to the loan fee. The Company amortized $549 to interest expense through March 31, 2012.

On March 30, 2012, the Company entered into a convertible promissory note with Southridge in the amount of $25,000, in exchange for legal services in regards to the Equity Purchase Agreement (see Note 7 and 10). The note is due on April 1, 2013 and can be converted at the option of the holder at any time after six months from the date of the note. The interest, which accrues, is at a rate of 8% per annum, and is convertible. The conversion feature is at the current market price, defined as the average of the two lowest closing bid prices, with a 30% discount. The note is considered a stock settlement debt since any future stock issued upon conversion will have a fair market value of $35,714. The Company therefore is accreting a premium of $10,714 into interest expense over the six months to the first conversion date of the note.

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of March 31, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2012
Volatility	251% - 257%	259%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years
Risk Free Interest Rate	0.33%	0.42%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2011 and March 31, 2012:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Note inception date fair value allocated to debt discount	24,815
Change in fair value in 2012-(gain) loss	(27,543)
Embedded conversion option derivative liability fair value on March 31, 2012	$430,319

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

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

On March 30, 2012, the Company and Southridge entered into an Equity Purchase Agreement. Pursuant to this Equity Purchase Agreement, the Investor shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities (as defined below) pursuant to the Equity Purchase Agreement.  The put option price is ninety-two percent (92%) of the average of two lowest closing prices of any two applicable trading days during the five (5) trading day period commencing the date a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement.

The “Registrable Securities” include the Put Shares, any Blackout Shares (each as defined in the Equity Purchase Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

We are obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities no later than forty-five (45) days after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered (see Note 10).

In connection with the Equity Purchase Agreement, the Company paid the Investor a fee of $25,000 as a convertible promissory note which has interest of 8% per annum and matures on April 1, 2013 (see Note 3).

NOTE 7 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 4).  Line of credit and note payable of $109,014 and $69,014 was due to our CFO’s company and himself personally at March 31, 2012 and December 31, 2011, respectively, for CFO services and advances to the Company. At March 31, 2012 and December 31, 2011, the Company had accounts payable to Mr. Harmon of $6,844 and $14,681, respectively.

Ventana, a principal shareholder, is a note holder of the Company (see Note 4).  Accounts payable of $12,240 was due to this shareholder at March 31, 2012 and December 31, 2011 for contracted services to the Company.

The principal of Transfer Online, Inc., our stock transfer agent and a noteholder, became an officer of the Company in November 2011 and resigned in January 2012. Accordingly, the convertible note is presented as a related party note at December 31, 2011 and as an unrelated party at March 31, 2012 (see Note 4).

At March 31, 2012 and December 31, 2011, the Company had accounts payable to Susan Jones, the Company’s COO, of $1,916 and $0, respectively.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

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

On March 26, 2012, as approved by the Board of Directors, the Company issued 1,190,476 shares of the Series E Preferred Stock to Susan Jones in exchange for the conversion of accrued payroll in the amount of $30,000. The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.0252 per share closing price of the common stock on the date prior to this transaction. Accordingly, there is no beneficial conversion value recorded.

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

On February 8, 2011, the Company issued 50,000 shares to GSS as per the agreement between GSS and the Company. The shares are valued at the then $0.25 quoted trading price of the Company’s common stock or $12,500. The share values were recognized as expense on the issuance date.

On January 10, 2011, the Company issued 1,200,000 fully-vested shares to Douglas Salie, the Company’s former CEO and Chairman. The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $60,000. The share values were recognized as expense on the issuance date. At the time of the reverse merger in April 2010, Mr. Salie forfeited 1,169,000 options under the 2009 Stock Option Plan.

On January 10, 2011, the Company issued 1,000,000 fully-vested shares to Bruce Harmon, the Company’s CFO and Chairman. The shares are valued at the then $0.05 quoted trading price of the Company’s common stock or $50,000. The share values were recognized as expense on the issuance date. At the time of the reverse merger in April 2010, Mr. Harmon forfeited 2,029,000 options under the 2009 Stock Option Plan.

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

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On February 12, 2011, a convertible debt noteholder converted his $25,000 note into 250,000 shares of common stock. The company has agreed to guarantee the value of the shares of $25,000. In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $25,000 has been recorded as a current liability and the 250,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital for the par value of the shares.

On April 1, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock.

On April 1, 2011, a convertible debt noteholder converted his $10,000 note into 100,000 shares of common stock.

On April 6, 2011, a convertible debt noteholder converted his $50,000 note into 500,000 shares of common stock.

On May 3, 2011, the Company issued 100,000 shares of restricted common stock to Larry Witherspoon, the Company’s Chief Information Officer, in exchange for the conversion of $13,500 in accounts payable. These shares were converted at an agreed value of $0.135. The stock price for the Company’s common stock on May 3, 2011 was $0.18 therefore there was a loss on settlement of $4,500.

On May 16, 2011, a convertible debt noteholder converted her $6,000 note into 60,000 shares of common stock.

On May 17, 2011, a convertible debt noteholder converted his $20,000 note into 200,000 shares of common stock.

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

On June 8, 2011, a convertible debt noteholder converted her $49,000 note into 490,000 shares of common stock (see Note 4). These shares were not issued until July 2011.

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

On June 22, 2011, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel. The issuance was a condition of a new contract with Vincent & Rees for the period May 6, 2011 through May 6, 2012. Vincent & Rees has historically been issued common stock of the Company in exchange for its services. This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 6, 2012 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the 900,000 shares will equal $135,000. In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital. On May 6, 2012 any additional shares will be recorded as equity and the $135,000 value will be reclassified from liabilities to equity. The shares value of $171,000 was allocated as a prepaid expense for the future services to be amortized on a straight line basis through May 6, 2012. Amortization to legal expense for this contract was $121,500 in 2011 and $42,750 in 2012.

On June 24, 2011, the Company issued 300,000 shares to Rempel Ventures Group in exchange for services related to a contract to provide various administrative services estimated at a value of $30,000. The contract period is July 1, 2011 through March 31, 2012. The shares were valued at the then $0.19 quoted trading price of the Company’s common stock or $57,000 which is considered more reliable than the contract value. The share value was recorded as prepaid expense at the issuance date and was being amortized over the six-month term of the agreement. In October 2011, the Company terminated this agreement and expensed the remaining unamortized balance of the $57,000 to stock-based compensation.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

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

On September 12, 2011, a convertible debt noteholder converted his $150,000 convertible note into 1,500,000 shares of common stock (see Note 4).

On September 21, 2011, a convertible debt noteholder converted his $10,000 convertible note into 100,000 shares of common stock (see Note 4).

On October 1, 2011, the Company entered into a contract with Sage Market Advisors. The contract is for a six month period for services related to the marketing of the Company. The contract requires the issuance of 1,500,000 shares of restricted common stock to Sage Market Advisors for services to be rendered. For accounting purposes, the share values will be determined and recognized as an expense as they are earned. In October 2011, the Company terminated this contract. An expense of $210,000 was recorded to stock-based compensation in 2011.

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

In November and December 2011 the Company issued 444,448 common shares in lieu of $40,000 in loan fees. The shares were issued at market value with no gain or loss recorded (see Note 6).

On January 30, 2012, the Company issued 69,444 shares of common stock to Evolution in exchange for legal fees (see Note 4.)

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 4,280,000 shares of common stock to the owners of CSP. As contractually obligated, 1,070,000 shares of common stock were issued with 3,210,000 issuable at various times.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year. As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012 and will be recorded at the time of issuance. The Company valued the shares at $50,000 or $0.0252 per share based on the quoted price and recorded a prepaid expense of $44,521. As of March 31, 2012, $5,479 was expensed.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On March 26, 2012, the Board of Directors of the Company issued common stock and converted options and warrants for common stock into common stock as part of the compensation plan for 2012 for its officers and directors. The actions were submitted to the Board of Directors from the Company’s Compensation Committee. As a result of the action, Messrs. Pinon and Harmon, the Company’s CEO and CFO, were each issued 2,000,000 shares of common stock, each valued at $50,400 based on the prior day’s closing price of $0.0252. The Company’s two independent directors, Messrs. Rees and Wittler, were each issued 250,000 shares of common stock for their services for 2012, each valued at $6,300 based on $0.0252 per share as previously stated. During prior periods, the officers and directors were all issued options for common stock and/or warrants for common stock, as previously disclosed, for services and/or conversion of liabilities to the officer and/or director. The Board of Directors converted each of their outstanding options and/or warrants to the same amount of common stock. As a result of this action, 3,040,314 options were converted to 3,040,314 shares of common stock and 1,225,000 warrants were converted to 1,225,000 shares of common stock. The conversions were recorded as an expense based on the $0.0252 per share or $107,486.

On March 26, 2012, the Company approved the issuance of 1,500,000 shares of common stock in exchange for legal services by Vincent and Rees for the period of June 6, 2012 through June 5, 2013. The issuance was based on the prior day’s closing price of $0.0252 or $37,800 and will be expensed appropriately throughout the contract year.

On March 26, 2012, the Company sold 4,666,667 shares of common stock in exchange for $70,000, of which $30,000 was a subscription receivable as of March 31, 2012.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the year ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	3,555,133	$0.16
Granted	142,857	$0.04
Reclassification	150,000	$0.14

Outstanding and exercisable at March 31, 2012	3,847,990	$0.151	4.16	$516

Weighted Average Grant Date Fair Value		$0.04

In March 2011, the Company issued additional warrants to Salie Family Limited Partnership issued based on a schedule dependent on the inability of the Company to repay the loan. The Company issued an additional 250,000 warrants with an exercise price range from $0.07 through $0.25 and valued at a fair value range from $0.053 through $0.12 or from $2,425 through $12,000 for a total $23,500 relative fair value. The values of these 2011 issuances were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13. The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading, and had no historical volatility.  The Company recorded the values as debt discounts to be amortized into interest expense over the one year term of the note.

On June 2, 2011, the Company granted 600,000 fully-vested warrants with an exercise price of $0.214 per share for common stock to Thomas Park in settlement for the lawsuit filed by Mr. Park. The Company settled to avoid legal fees and contends that the case had no merit.  The warrants were valued at $0.199 per warrant or $119,400 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.20
Expected Term	5 Years
Expected Volatility	248%
Dividend Yield	0
Risk Free Interest Rate	0.615%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $119,400, which was included in operations in 2011.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On October 1, 2011, the Company entered into a contract with Sage Market Advisors. The contract is for a six month period for services related to the marketing of the Company. The contract requires the issuance of 1,500,000 fully-vested (five year) warrants with an exercise price of $0.15 per share for common stock to Sage Market Advisors for services to be rendered. The warrants were valued at $0.139 per warrant or $208,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.14
Expected Term	5 Years
Expected Volatility	249%
Dividend Yield	0
Risk Free Interest Rate	0.265%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $208,500, which was included in operations.

On November 15, 2011, the Company granted 59,524 fully-vested warrants with an exercise price of $0.09 per share for common stock to Catalyst Business Development, Inc. for services rendered. The warrants were valued at $0.09 per warrant or $5,357 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,357, which was included in operations in 2011.

On December 15, 2011, the Company granted 35,714 fully-vested warrants with an exercise price of $0.14 per share for common stock to Catalyst Business Development, Inc. for services rendered. The warrants were valued at $0.09 per warrant or $3,214 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.09
Expected Term	5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $3,214, which was included in operations in 2011.

On January 15, 2012, the Company granted 142,857 fully-vested warrants with an exercise price of $0.035 per share for common stock to Catalyst Business Development, Inc. for services rendered. The warrants were valued at $0.039 per warrant or $5,571 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.039
Expected Term	5 Years
Expected Volatility	239%
Dividend Yield	0
Risk Free Interest Rate	0.29%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,571 as of March 31, 2012, which is included in operations.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The Company has granted warrants to employees.  Warrant activity for employees the year ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	2,550,730	$0.08

Granted	-	$-
Forfeited	(1,225,000)	$0.06
Reclassification	(150,000)	$0.14

Outstanding at March 31, 2012	1,175,730	$0.102	3.74	$-

Exercisable at March 31, 2012	873,769	$0.07

Weighted Average Grant Date Fair Value		$0.08

On January 7, 2011, the Company granted 755,000 fully-vested warrants with an exercise price of $0.05 per share for common stock to Douglas Salie in exchange for unpaid compensation for 2010 in the amount of $37,750.  The exercise price was based on the 10 day VWAP of the Company’s common stock. The warrants were valued at $0.045 per warrant or $33,975 using a Black-Scholes option-pricing model with the following assumptions:

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

On January 7, 2011, the Company granted 1,125,000 fully-vested warrants with an exercise price of $0.05 per share for common stock to Bruce Harmon in exchange for unpaid compensation for 2010 in the amount of $56,250.  The exercise price was based on the 10 day VWAP of the Company’s common stock. The warrants were valued at $0.045 per warrant or $50,625 using a Black-Scholes option-pricing model with the following assumptions:

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

On May 3, 2011, the Company granted warrants for its common stock in the amount of 50,000 and 150,000 to Larry Witherspoon, the Company’s Chief Information Officer. The 50,000 warrants for Mr. Witherspoon are fully-vested with an exercise price of $0.135 per share. The 150,000 warrants, with an exercise price of $0.135, are conditional based on a milestone. Both of these warrants were issued as part of a revised incentive plan for Mr. Witherspoon. The warrants were valued at $0.134 per warrant or $6,700 and $20,100, respectively, using a Black-Scholes option-pricing model with the following assumptions:

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

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

On August 16, 2011, the Company granted 150,000 fully-vested warrants with an exercise price of $0.25 per share for common stock to Transfer Online for services rendered. The warrants were valued at $0.139 per warrant or $20,850 using a Black-Scholes option-pricing model with the following assumptions:

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

On May 26, 2012, three officers and/or directors, as a directive from the board of directors, forfeited 1,225,000 warrants for common stock in exchange for 1,225,000 shares of common stock.

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Stock Options

eLayaway.com, Inc. approved the 2009 Stock Option Plan which had 5,831,040 options issued to management.  As a condition of the reverse merger, these options were forfeited and the 2009 Stock Option Plan was discontinued at the time of the reverse merger in April 2010.  The Company approved the 2010 Stock Option Plan in July 2010 under which 15,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the year ended March 31, 2012 is as follows:

		Weighted Average	Weighted Average
		Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value
Outstanding at December 31, 2011	5,386,686	$0.068
Granted	1,900,000	$0.03
Exercised	-	$-
Forfeited	(4,040,314)	$0.05
Expired	-	$-
Outstanding at March 31, 2012	3,263,039	$0.064	9.48	$-
Exercisable at March 31, 2012	781,372	$0.08
Weighted Average Grant Date Fair Value	$0.064

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

March 31, 2012

(unaudited)

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

On November 15, 2011, the Company granted Susan Jones 250,000 options for common stock. The options are fully-vested at issuance, have a ten-year life, and have an exercise price of $0.05. The options were valued at $0.09 per option or $22,500 using a Black-Scholes option-pricing model with the following assumptions:

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

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

On March 26, 2012, the Company granted various employees 1,900,000 options for common stock. The options are conditio(nal based on various milestones. The options vest, after the milestones are met, over a three year period, have a ten year life, and have an exercise price of $0.03. The options were valued at $0.0252 per option or $47,880 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.0252
Expected Term	6.5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term was computed using the simplified method for these employee grants. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility. The Company will recognize an expense of $47,880 when the milestones are met and the options are earned.

On March 26, 2012, three officers of the Company forfeited 3,040,314 options for common stock in exchange for 3,040,314 shares of common stock.

NOTE 9 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months
	ended March 31,
Other income (expense)	2012	2011
Interest expense - amortization (1)	$(549)	$(169,058)
Interest expense - loan interest	(76,852)	(17,779)
Interest expense - amortization of loan fee - debt issue cost	(20,866)	-
Interest expense - put premiums	(9,052)	-
Interest expense - debt discount	(211,343)	-
Other expense	(24,815)	-
Change in fair value of embedded option	27,543	-
Gain on settlement of debt	-	9,400
Gain on extinquishment of debt	-	4,858
Total	$(315,934)	$(172,579)
(1) Relates to the amortization of the beneficial conversion feature.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of March 31, 2012.  There have been no losses in these accounts through March 31, 2012.

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

eLAYAWAY, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2012, the Company entered into a convertible note with Asher in the amount of $32,500. The note matures on November 6, 2012 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note.

On April 2, 2012, Southridge converted $10,000 of their $56,000 note (see Note 4) into 694,444 shares of common stock. On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge.

On May 10, 2012, Southridge granted the Company an extension for an additional 45 days to file its Form S-1 in conjunction with the Equity Purchase Agreement (see Note 6).

In May 2012, the Army Air Force Exchange Service (“AAFES”), a merchant of CSP, and CSP entered into an agreement where PRVCY Couture, Inc., a wholly-owned subsidiary of Omni Ventures, Inc. (OMVE.QB), would market its merchandise to the customers of AAFES through the contractual arrangement between the three parties. Bruce Harmon, CFO for the Company, is also the CFO for Omni Ventures, Inc. Both companies agree that the transaction is at arms-length.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2011 for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.

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

Company Overview

The Company was a startup company that was incorporated in Delaware under the name Tedom Capital, Inc. (“Tedom”) on December 26, 2006.  The stockholders of Tedom on March 26, 2010, approved a forward split of one share of common stock for three shares of common stock. On March 19, 2010, Tedom signed a Letter of Intent with eLayaway, Inc., a Florida corporation, to execute a reverse triangular merger (the “Merger”).  On April 7, 2010, Tedom filed with the State of Delaware to authorize four classes of preferred stock (Series A, B, C and D).  On April 12, 2010, Tedom and eLayaway, Inc. executed the Merger as noted in Form 8-K dated April 16, 2010.  The change of officers and directors of the Company associated with the Merger were incorporated in the April 16, 2010 Form 8-K.  On April 16, 2010, Tedom filed with the State of Delaware for a name change to eLayaway, Inc. (“eLayaway”).  On April 19, 2010, eLayaway, Inc. filed with the State of Florida for a name change to eLayawayCOMMERCE, Inc.  On April 20, 2010, eLayaway filed with FINRA for its name change and a symbol change.  On May 24, 2010, FINRA notified eLayaway of its symbol change from TDOM.OB to ELAY.OB to be traded on the NASDAQ OTC Bulletin Board.  The Florida-based Company is an online payment processor specializing in a layaway service and other payment processing platforms for merchants and consumers.

The Company has evolved its technology to remove itself from being identified as a layaway only company. The Company is changing its image and branding to DivvyTech, which specializes in various payment processing methods including, but not limited to, layaway. DivvyTech's core function is to empower retailers and payment processors with an automated recurring payments administration system. This includes a robust engine with the ability to process multiple and varied payments, a dynamic system to schedule individual plans and a user-friendly interface for reporting the complexities of both. DivvyTech’s technology empowers retailers and payment processors with an automated recurring payments administration system designed to manage layaway, leasing, micro-lending, layaway-credit hybrid programs and Automated Clearing House (“ACH”) programs. Supported consumer funding sources include: ACH, cash, credit and debit cards. By providing flexible an affordable payment options, retailers and processors increase consumer spending power and enhance their user experience.

When requiring consumers to pay over time, DivvyTech’s innovative payment breakthrough offers unprecedented flexibility and access. The Company’s suite of products is perfect for organizations and payment processors that are looking for an autonomous and agnostic payment solution to enhance their existing products and services. This service allows both the provider and consumer to have the ability to manage the automation and distribution of the overall payment transaction process which is unique to the industry.

DivvyTech Powered Brands:

eLayaway.com (eLayaway.com, Inc., f/k/a eLayawayCOMMERCE, Inc.) is a payment processor that empowers merchants with the ability to easily and efficiently offer an automated layaway payment plan to both online and in-store customers. Consumers can use eLayaway to conveniently pay for any product or service over time and receive their order once it is paid in full. Payment processing and supporting services are handled by eLayaway while merchants provide order fulfillment.

NuVida Payment Plan (f/k/a eLayawayHEALTH) provides prepayment solutions for patients and healthcare facilities. This patented technology provides patients with the opportunity to prepay for procedures over time without having to use credit or go into debt. Nuvida is managed by HIPAA certified, payment processing professionals.

Pay4Tix (Pay4Tix.com, Inc., f/k/a eLayawaySPORTS, Inc.) provides a prepaid ticket solution for both teams and fans. DivvyTech's payment technology allows teams and ticketing platforms to integrate the prepayment option directly into all sales channels for new ticket sales and season ticket renewals. Pay4Tix is managed by payment processing experts with sports marketing experience.

PrePayGetaway (f/k/a eLayawayTRAVEL) provides a prepayment solution for travel companies and consumers. By leveraging DivvyTech's technology, travel professionals can create a customized recurring prepayments system. PrePayGetaway is managed by payment processing experts with travel industry experience.

PlanItPay (f/k/a eLayawayMALL) consists of a robust community of registered member shoppers connecting online at eLayaway.com with affiliate merchants offering millions of consumer products and services. Thousands of secure transactions are processed weekly with membership increasing daily. PlanItPay’s proprietary technology is managed by payment processing experts with retail experience.

eApartado.com is the eLayaway.com platform recreated for Hispanic merchants and consumers. The site provides the same exclusive technologies offered through eLayaway.com and is managed by a team of bilingual experts.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue. For the three months ended March 31, 2012, our revenue was $50,437, compared to $28,094 for the same period in 2011, representing an increase of 79.5%. This increase in revenue was primarily attributable to the effect of growth of the eLayaway brand (increase of $9,050 or 40.5% over the prior year) and the revenue from CSP for the two months ended March 31, 2012 ($13,293 or 59.5% of the increase).

Gross Profit (Loss). For the three months ended March 31, 2012, our gross profit was $45,328, compared to a gross loss of $46,667 for the same period in 2011. This change is due to increased revenue offset by lower costs.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative expenses were $679,647 compared to $742,547 for the same period in 2011, a decrease of 8.5%.  This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $528,138 to $374,821, or 267.5% of the decrease) therefore selling, general and administrative expenses actually increased (from $214,409 to $310,416), net of stock-based compensation and settlements, due to the costs associated with the acquisition of CSP and other expenses related to the next phase of the Company’s rollout of its services.

Net Loss. We generated net losses of $950,253 for the three months ended March 31, 2012 compared to $961,793 for the same period in 2011, a decrease of 1.2%. The net losses without the effect of the recording of stock-based compensation was $575,432 and $433,655 for the three months ended March 31, 2012 and 2011, respectively. An increase in interest expense of $131,825, or 70.6%, primarily related to the amortization of various discounts associated with the Company’s convertible notes payable and lines of credit offset by a decrease in loan interest.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $60,582. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $149,922 for the three months ended March 31, 2012, and we used cash in operations of $188,221 during the same period in 2011. The principal elements of cash flow from operations for the three months ended March 31, 2012 included a net loss of $950,253, offset primarily by stock-based compensation and settlements of $374,821.

Cash used in investing activities was $4,454 for the three months ended March 31, 2012, compared to $0 during the comparable period in 2011.

Cash provided by our financing activities was $185,500 for the three months ended March 31, 2012, compared to cash generated of $105,000 during the comparable period in 2011. This increase was primarily attributed to a concentrated effort of capital procurement in 2012 compared to 2011.

As of March 31, 2012, current liabilities exceeded current assets by 8.8 times. Current assets decreased from $330,188 at December 31, 2011 to $326,819 at March 31, 2012 whereas current liabilities increased from $2,295,784 at December 31, 2011 to $2,885,687 at March 31, 2012.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $50,437 and net losses of $950,253 ($374,821 represents stock-based compensation and settlements) for the three months ended March 31, 2012 compared to sales of $28,094 and net loss of $961,793 ($528,138 represents stock-based compensation and settlements) for the three months ended March 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $2,558,868, $2,277,721 and $16,584,516, respectively, at March 31, 2012, and used cash in operations of $149,922 in the three months ended March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 1, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

ELAYAWAY, INC.

Date: May 15, 2012	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

