Form 10-Q
period 2012-06-30
eLayaway, Inc.
filed 2012-08-14
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

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

 Registrant’s telephone number, including area code: (850) 219-8210
____________________________________________

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

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $646,010, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.015.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of August 1, 2012 the registrant had 78,267,232 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1          Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets
Cash	$111,275	$29,458
Accounts receivable	2,036	-
Segregated cash for customer deposits	33,664	155,654
Prepaid expenses	73,574	145,076

Total current assets	220,549	330,188

Property and equipment, net	30,274	11,793

Intangibles, net	219,200	4,275

Other assets	4,494	12,770

Total assets	$474,517	$359,026

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,423,945	$297,572
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	397,086	652,452
Accounts payable	415,928	358,977
Accounts payable to related parties	13,188	14,445
Accrued liabilities	398,380	252,978
Liability to guarantee equity value	25,000	160,000
Deposits received from customers for layaway sales	129,984	126,313
Embedded conversion option liability	254,243	433,047

Total current liabilities	3,057,754	2,295,784

Total liabilities	3,057,754	2,295,784

Commitments and contingencies (Note 6)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 3,595,822 and 0
issued and outstanding, respectively (liquidation value $120,050 and $0, respectively)	4,786	3,596
Common stock, par value $0.001, 250,000,000 shares authorized, 81,728,109 and 48,548,773
shares issued, issuable and outstanding, respectively, and (3,710,000 and 229,455 shares	81,729	48,549
issuable, respectively)
Additional paid-in capital	14,532,650	13,645,360
Accumulated deficit	(17,202,402)	(15,634,263)

Total shareholders' deficiency	(2,583,237)	(1,936,758)

Total liabilities and shareholders' deficiency	$474,517	$359,026

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$59,553	$23,868	$109,990	$51,962
Cost of sales	8,909	69,759	14,018	144,520

Gross profit (loss)	50,644	(45,891)	95,972	(92,558)

Selling, general and administrative expenses
(includes $61,752 and $478,618 for the three months ended
June 30, 2012 and 2011, respectively, and $436,573 and
$1,006,756 for the six months ended June 30, 2012 and
2011, respectively, of stock-based compensation and
settlements)	600,458	703,521	1,304,920	1,446,068
			-
Loss from operations	(549,814)	(749,412)	(1,208,948)	(1,538,626)

Other income (expense)
Interest expense	(245,748)	(189,881)	(564,410)	(376,718)
Change in fair value of embedded conversion option liability	176,076	-	203,619	-
Gain on conversion of accounts payable	1,600	-	1,600	-
Gain (loss) on settlements of liabilities	-	(8,500)	-	900
Gain on extinguishment of debt	-	-	-	4,858
Total other income (expense), net	(68,072)	(198,381)	(359,191)	(370,960)

Net loss	$(617,886)	$(947,794)	$(1,568,139)	$(1,909,587)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.03)	$(0.06)

Weighted average shares outstanding
- basic and diluted	73,366,427	18,154,637	62,546,892	30,687,312

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(1,568,139)	$(1,909,587)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,640	4,702
Amortization of intangibles	34,915	216
Amortization of debt discounts to interest expense	497,569	338,126
Amortization of debt issue costs to interest expense	18,622	-
Issuance of note for legal services	25,000	-
Grant of warrants for services	31,071	193,500
Grant of options for services	20,270	229,479
Common stock granted for services	113,400	307,333
Exchange of options and warrants for common stock	108,614	-
Amortization of stock-based prepaids	162,657	277,345
Gain on settlement of payroll	-	(9,400)
Gain on extinguishment of debt	-	(4,858)
(Gain) loss on settlement of liabilities	(1,600)	8,500
Change in fair value of embedded conversion option liability	(203,619)	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	121,990	(20,716)
Accounts receivable	8,519	-
Prepaid expenses	6,645	9,148
Accounts payable	95,929	90,795
Accounts payable to related parties	(3,257)	7,337
Accrued expenses	125,714	116,805
Deposits received from customers for layaway sales	3,671	15,793
Net cash used in operating activities	(395,389)	(345,482)

Cash flows from investing activities:
Acquisition of fixed assets	(901)	-
Cash acquired in acquisition	2,447	-
Cash paid in acquisition	(6,000)	-
Net cash used in investing activities	(4,454)	-

Cash flows from financing activities:
Proceeds from related party loans	214,272	255,000
Proceeds from loans	177,500	455,000
Repayment of loans	(17,652)	(105,000)
Repayment of related party loans	(25,000)	-
Payment of loan fee	(7,500)	-
Expenses paid by shareholders	-	-
Sale of common stock		-
Sale of common stock	140,040	-
Net cash provided by financing activities	481,660	605,000

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2012	2011

Net increase (decrease) in cash	81,817	259,518

Cash at beginning of period	29,458	100,099

Cash at end of period	$111,275	$359,617

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,405	$2,116

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Settlement of payroll with warrants	$-	$94,000

Acquisition of Centralized Strategic Placements, Inc.	$242,402	$-

Conversion of convertible notes payable to common stock	$-	$180,000

Reclassification of equity to liability for guarantee of equity value	$-	$160,000

Reclassification of liability to equity for expiration of guarantee	$135,000	$135,000

Debt discounts for benefical conversion features values	$99,616	$-

Extinguishment of beneficial conversion debt discount to APIC	$-	$64,687

Debt modification increase in fair value of embedded conversion options	$-	$2,245

Common stock issued for legal services	$37,800	$-

Debt discount for beneficial conversion features value	$-	$375,000

Debt discounts for loan fees	$6,000	$-

Conversion of loan fees to common stock	$2,500	$-

Capitalization of accrued interest to convertible note payable	$6,000	$-

Conversion of related party payroll into Series E preferred stock	$30,000	$-

Common stock issued for services	$60,000	$-

Conversion of debt to common stock including premium	$16,667	$-

Conversion of accounts payable to common stock	$15,500	$18,500

Conversion of convertible preferred stock into common stock	$15,500	$7,970

Embedded conversion option liability	$24,815	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended June 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
June 30, 2012
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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of June 30, 2012), eLayaway.com, Pay4Tix, DivvyTech, NuVida, CSP, PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd.  (inactive).  All significant inter-company balances and transactions have been eliminated in consolidation.

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
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:
	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$4,060	$-	$-	$4,060
Intangible Asset	215,140	-	-	215,140
Total Financial Assets	$219,200	$-	$-	$219,200

Following is a summary of activity through June 30, 2012 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2011	$4,275
Acquired intangible assets	249,840
Amortization of intangibles	(34,915)
Ending balance at June 30, 2012	$219,200

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$254,243	$-	$-	$254,243
Total Financial Assets	$254,243	$-	$-	$254,243

Following is a summary of activity through June 30, 2012 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2011	$433,047
Note inception date fair value	24,815
Change in fair value during 2012	(203,619)
Ending balance at June 30, 2012	$254,243

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2012 consist of warrants to purchase 6,523,720 at June 30, 2012 shares of common stock, employee options to purchase 3,263,039 shares of common stock and convertible notes convertible into 52,617,660 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2012 and 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2012 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013.  The shares were issued to Richard St. Cyr and Douglas Pinard, the co-owners of CSP.  Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners.  The Company recorded the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000.  The two promissory notes were in default as of August 1, 2012 (see Notes 4 and 11).  CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Current assets	$13,002
Property and equipment	24,220
Other assets	346
Website technology intangibles	249,840
Total assets acquired	287,408
Liabilities assumed	(39,008)
Total purchase price	$248,400

The amounts of revenues and net losses from CSP included in the Company’s unaudited consolidated statement of operations for the six months ended June 30, 2012, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2011 is as follows:

		Net
(Unaudited)	Revenues	Income (Loss)

CSP actual from February 1, 2012 to June 30, 2012	$45,975	$(99,152)

Supplemental unaudited consolidated pro forma information for the year ended December 31, 2011	$251,693	$(4,003,908)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have happened had acquisition been made as of January 1, 2011, nor is it indicative of the results of future combined operations.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,568,139 (includes $436,573 of stock-based compensation and settlements) and used cash in operating activities of $395,389 for the six months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,837,205, $2,583,237 and $17,202,402, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at June 30, 2012 and December 31, 2011, consists of the following:

Notes and convertible notes,
net of discounts	June 30, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (3)	$115,000	$-	$-	$115,000	$165,000	$-	$-	$165,000
Gary Kline (3)	56,000	(27,385)	-	28,615
James E. Pumphrey (1)	25,883	-	-	25,883	43,535	-	-	43,535
Benchmark Capital, LLC (3)	50,000	-	-	50,000	50,000	(31,868)	-	18,132
Benchmark Capital, LLC (3)	50,000	-	-	50,000	50,000	(36,339)	-	13,661
Evolution Capital, LLC (3)	50,000	-	-	50,000	50,000	(31,868)	-	18,132
Reserve Capital, LLC (3)	50,000	-	-	50,000	50,000	(37,543)	-	12,457
Evolution Capital, LLC (3)	100,000	-	-	100,000	100,000	(83,517)	-	16,483
Hanson Capital, LLC (3)	100,000	-	-	100,000	100,000	(89,828)	-	10,172
Asher Enterprises, Inc. (3)	37,500	(22,630)	27,155	42,025	-	-	-	-
Asher Enterprises, Inc. (3)	32,500	(11,767)	23,534	44,267	-	-	-	-
Asher Enterprises, Inc. (3)	32,500	(3,927)	23,534	52,107	-	-	-	-
KAJ Capital, LLC (3)	25,000	(3,955)	-	21,045	-	-	-	-
Robert Salie - Line of Credit (2) (3)	400,000	(12,021)	-	387,979	-	-	-	-
Salie Family Limited Partnership (1) (2) (3)	50,000	-	-	50,000	-	-	-	-
Transfer Online, Inc. (1) (2) (3)	150,000	-	-	150,000	-	-	-	-
Southridge Partners II, LP (3) (4)	46,000	-	30,667	76,667	-	-	-	-
Southridge Partners II, LP (3)	25,000	(5,357)	10,714	30,357	-	-	-	-
Total	$1,395,383	$(87,042)	$115,604	$1,423,945	$608,535	$(310,963)	$-	$297,572

(1) In default.
(2) Shown as related party as of December 31, 2011.
(3) Convertible.
(4) Non-cash transfer from Gary Kline of $50K note and $6K accrued interest.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	June 30, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Ventana Capital Partners, Inc. (1)	$20,000	$-	$-	$20,000	$20,000	$-	$-	$20,000
Robert Salie - Line of Credit (2) (3)	-	-	-	-	400,000	(36,562)	-	363,438
Salie Family Limited Partnership (1) (2) (3)	-	-	-	-	50,000	-	-	50,000
Transfer Online, Inc. (1) (2) (3)	-	-	-	-	150,000	-	-	150,000
Douglas Pinard (1)(3)	57,000	-		57,000	-	-	-	-
Richard St. Cyr (1)(3)	57,000	-		57,000	-	-	-	-
Douglas Pinard	6,800	-		6,800	-	-	-	-
Lakeport Business Services, Inc. - Line of Credit (3)	256,286	-	-	256,286	69,014	-	-	69,014
Total	$397,086	$-	$-	$397,086	$689,014	$(36,562)	$-	$652,452

(1) In default.
(2) Shown in non-related parties as of June 30, 2012.
(3) Convertible.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.  On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011.   On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to June 30, 2012 and to set up payment terms.  The Company will make principal payment starting December 15, 2011 with final payment to be made in June 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60.  There is no gain or loss on the restructuring of the payables.  As of June 30, 2012, this note is in default.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010 and another $14,063 through February 8, 2011.  On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note.  The full $165,000 discount was amortized as of the maturity date of April 5, 2011.  Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at June 30, 2011.  From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors.  Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock.  Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand.  These additional loans are not treated as modifications under accounting standards.  The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes.  In March 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000, and its apportioned accrued interest.  The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion.  On March 29, 2012, Mr. Kline sold $50,000 and its apportioned accrued interest of $6,000 to Southridge Partners II LP.  This modification qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $56,000 ($50,000 principal and $6,000 accrued interest) with a stock settled debt premium of $34,000.  The Company recorded the $34,000 as interest expense because the loan is due on demand.

On June 18, 2010, the Company issued a promissory note in exchange for cash for $20,000 from Ventana Capital Partners, Inc. (“Ventana”), a related party that was under contract to assist the Company in its reverse merger, investor and public relations, and other pertinent roles.  Additionally, the contract obligated Ventana to raise an initial $1,500,000.  Ventana, due to its ownership, is a principal stockholder of the Company.  The note bears interest at a rate of 1% per month.  The note matures after an additional $100,000 in funding is raised.  Ventana, and its principal, Ralph Amato, required that Douglas Salie, the former CEO and Chairman of the Company, use 500,000 of his personal restricted common stock in the Company as collateral at a conversion rate of $0.04 per share.  In August 2010 this note was amended to increase the funding amount required for repayments to $200,000 from $100,000.  This note is in default.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  This LOC was increased to $500,000 on February 9, 2011.  The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2012, the balance was $400,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party.  Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11).  Dr. Salie loaned another $150,000 under the LOC in September 2011.  The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $47,974 of interest expense as of June 30, 2012.  For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on June 30, 2012 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2012 and December 31, 2011, the balance was $256,286 and $69,014, respectively.  On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 8).  This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.   On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock.  Additionally, the credit line was increased to $300,000.  The modification of the LOC qualified as a debt extinguishment for accounting purposes.  However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature.

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. in the amount of $500,000.  The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of June 30, 2011, the balance was $300,000.  This LOC contains a conversion provision whereby the conversion price is $0.10.  The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note.  On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense, half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250.  On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion.  As the October 26, 2011 modification caused the embedded conversion option to be treated as a bifurcated derivatives, this modification is not considered a debt extinguishment for accounting purposes.  Accordingly the $108,695 fair value of the embedded conversion option on the modification date was recorded as additional effective interest to debt discount and as a derivative liability.  The derivative liability was adjusted to $64,286 as of June 30, 2012.  All discounts were amortized to interest expense as of the debt maturity date of December 29, 2011.  This note is in default.  Transfer Online, Inc. is owned by Lori Livingston, the former CTO of the Company.

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
June 30, 2012
(unaudited)

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

On February 1, 2012, the Company entered into two convertible promissory notes as part of the acquisition of CSP (see Note 2).  The notes, each for $57,000, were issued to Douglas Pinard and Richard St. Cyr.  The notes bear interest at the rate of 6% per annum with interest being accrued.  The conversion rate is at $0.60 per share.  On February 1, 2012, the conversion price was greater than the fair value of common stock, therefore the Company did not record any discount related to the beneficial conversion feature.  The notes expire on August 1, 2012.  As of the date of this report, both notes are in default (see Note 11).

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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

On March 28, 2012, the Company entered into a convertible promissory note with Gary Kline in the amount of $56,000.  The note is due on September 28, 2012.  The interest, which accrues, is a rate 12% per annum, and is convertible.  The note is convertible at the option of the holder at $0.015 per share on or the later of the maturity date and the date of payment of the default amount.  The Company recorded $56,000 as debt discount; $50,000 is related to the Beneficial Conversion Feature of the loan and $6,000 related to the loan fee.  The Company amortized $28,615 to interest expense through June 30, 2012.

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

On April 1, 2012, the Company entered into a convertible note with Asher in the amount of $32,500.  The note matures on January 2, 2013 and may be converted at any time after 180 days from the date of the note.  The interest, which accrues, is at a rate of 8% per annum.  The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term.  The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034.  The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note.

On April 2, 2012, Southridge converted $10,000 of their $56,000 convertible note (see Note 4) into 694,444 shares of common stock.  On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge.

On June 7, 2012, the Company entered into a convertible note with Asher in the amount of $32,500.  The note matures on March 11, 2013 and may be converted at any time after 180 days from the date of the note.  The interest, which accrues, is at a rate of 8% per annum.  The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term.  The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034.  The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	Jun 30,2012
Volatility	251% - 257%	259%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years
Risk Free Interest Rate	0.33%	0.42%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2011 and June 30, 2012:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Note inception date fair value allocated to debt discount	24,815
Change in fair value in 2012-(gain) loss	(203,619)
Embedded conversion option derivative liability fair value on June 30, 2012	$254,243

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors.  Mr. Salie has indicated that he believes his termination was wrongful.  On or about May 6, 2012, a Company employee received a telephone call from Mr. Salie stating that the Company would have to answer for his termination.  The Company firmly believes that its actions were justified, and no legal proceeding has been filed.

Dr. Robert Salie, a noteholder and shareholder of the Company, and the father of Douglas Salie, the former CEO and Chairman of the Company who was terminated in December 2011, has been in discussion with the Company and its counsel in regards to the agreements between the Company and him.  The Company is working with Dr. Salie to facilitate a repayment schedule.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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

On March 30, 2012, the Company and Southridge entered into an Equity Purchase Agreement.  Pursuant to this Equity Purchase Agreement, the Investor shall commit to purchase up to Ten Million Dollars ($10,000,000) of our common stock over the course of twenty four (24) months commencing on the agreement date but the company may not put a purchase to Southridge until the effective date of the initial Registration Statement (as defined below) covering the Registrable Securities (as defined below) pursuant to the Equity Purchase Agreement.  The put option price is ninety-two percent (92%) of the average of two lowest closing prices of any two applicable trading days during the five (5) trading day period commencing the date a put notice is delivered to the Investor in a manner provided by the Equity Purchase Agreement.

The “Registrable Securities” include the Put Shares, any Blackout Shares (each as defined in the Equity Purchase Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

We are obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities after the execution of the Equity Purchase Agreement. The amount of the Registrable Securities required to be included in the initial Registration Statement shall be no less than 100% of the maximum amount of common stock permitted by the SEC to be included in a Registration Statement pursuant to Rule 415 (the “Rule 415 Amount”) promulgated under the Securities Act of 1933, as amended (the “Act”), and shall file additional Registration Statement(s) to register additional Rule 415 Amounts until all the Registrable Securities are registered (see Note 10).

In connection with the Equity Purchase Agreement, the Company paid the Investor a fee of $25,000 as a convertible promissory note which has interest of 8% per annum and matures on April 1, 2013 (see Note 3).

NOTE 7 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 4).  Line of credit and note payable of $256,286 and $69,014 was due to our CFO’s company and himself personally at June 30, 2012 and December 31, 2011, respectively, for advances to the Company.  At June 30, 2012 and December 31, 2011, the Company had accounts payable to Mr. Harmon of $0 and $14,681, respectively, and accrued interest of $13,217 and $2,128, respectively.

Ventana, a principal shareholder, is a note holder of the Company (see Note 4).  Accounts payable of $12,240 was due to this shareholder at June 30, 2012 and December 31, 2011 for contracted services to the Company.

Accounts payable to two other officers of the Company amounted to $948.

The principal of Transfer Online, Inc., our stock transfer agent and a noteholder, became an officer of the Company in November 2011 and resigned in January 2012.  Accordingly, the convertible note is presented as a related party note at December 31, 2011 and as an unrelated party as of June 30, 2012 (see Note 4).

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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
June 30, 2012
(unaudited)

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, as amended on April 30, 2012 and May 30, 2012.  The common stock is voting.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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
June 30, 2012
(unaudited)

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

On June 22, 2011, the Company issued 900,000 shares of common stock to various members of Vincent & Rees, the Company’s SEC legal counsel.  The issuance was a condition of a new contract with Vincent & Rees for the period May 6, 2011 through May 6, 2012.  Vincent & Rees has historically been issued common stock of the Company in exchange for its services.  This share issuance agreement contains a stock price guarantee whereby if the value of the 900,000 Company common shares as quoted on May 6, 2012 is less than $135,000, Vincent & Rees will be issued additional shares such that the value of the additional shares when added to the value of the 900,000 shares will equal $135,000.  In accordance with ASC 480 “Distinguishing Liabilities From Equity” the guaranteed value of $135,000 has been recorded as a current liability and the 900,000 shares issued are recorded as a credit to common stock and charge to additional paid-in capital.  The shares value of $171,000 was allocated as a prepaid expense for the future services to be amortized on a straight line basis through May 6, 2012.  Amortization to legal expense for this contract was $121,500 in 2011 and $49,500 in 2012.  On May 6, 2012, upon the expiration of the guarantee, 5,883,920 additional common shares were issued and the $135,000 liability was reclassified to equity.

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
June 30, 2012
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

On January 30, 2012, the Company issued 69,444 shares of common stock to Evolution in exchange for legal fees (see Note 4).

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 4,280,000 shares of common stock to the owners of CSP.  As contractually obligated, 1,070,000 shares of common stock were issued with 3,210,000 issuable at various times.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year.  As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012.  The Company valued the 1,250,000 shares at $50,000 or $0.0252 per share based on the quoted price and recorded a prepaid expense of $44,521.  As of June 30, 2012, $17,945 was expensed.  On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months.  The Company will issue the 500,000 shares of common stock on August 18, 2012.  The Company valued the shares at $10,000 or $0.02 per share based on the quoted price and recorded a prepaid expense of $10,000.  As of June 30, 2012, $1,569 was expensed.

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

On March 26, 2012, the Company sold 4,666,667 shares of common stock in exchange for $70,000 which were issued in April 2012.

On April 2, 2012, Southridge converted $10,000 of their $56,000 note (see Note 4) into 694,444 shares of common stock.  On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge.  Since this was previously accounted for as stock settled debt, the $10,000 principal and $6,667 premium totaling $16,667 was reclassified to equity.

In April 2012, the Company sold 4,669,333 shares of common stock in exchange for $70,040.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

On May 6, 2012, the Company issued 5,883,920 additional shares of common stock to Vincent & Rees in regards to its contractually obligated guaranteed issue value of $135,000 for the legal services provided from May 7, 2011 through May 6, 2012.  On May 6, 2012, upon the expiration of the guarantee, 5,883,920 additional common shares were issued and the $135,000 liability was reclassified to equity.

On May 29, 2012, the Company converted $10,500 of accounts payable into 420,000 shares of common stock at a conversion price of $0.025 per share based on the prior day’s closing price of $0.025.

On June 25, 2012, the Company converted $5,000 of accounts payable into 200,000 shares of common stock at a conversion price of $0.025 per share.  The Company recorded a gain on conversion of $1,600 based on the prior day’s closing price of $0.017.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	3,555,133	$0.16
Granted	1,642,857	$0.07
Reclassification	1,107,308	$0.14

Outstanding and exercisable at June 30, 2012	6,305,298	$0.12	4.12	$108

Weighted Average Grant Date Fair Value		$0.02

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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
June 30, 2012
(unaudited)

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,571 as of June 30, 2012, which is included in operations.

On June 25, 2012, the Company granted warrants for its common stock in the amount of 1,500,000 to Digital Farmstand, LLC.  The 1,500,000 warrants, with an exercise price of $0.075, were issued as compensation for their services.  The warrants were valued at $0.017 per warrant or $25,500 using a Black-Scholes option-pricing model with the following assumptions:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

Stock Price	$0.017
Expected Term	2.5 Years
Expected Volatility	267%
Dividend Yield	0
Risk Free Interest Rate	0.35%

The expected term was computed using the simplified method for this director grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $25,500 on the issuance date since the warrant is earned.

The Company has granted warrants to employees.  Warrant activity for employees the year ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	2,550,730	$0.08

Granted	-	$-
Forfeited	(1,225,000)	$0.06
Reclassification	(1,107,308)	$$$ 0.14

Outstanding at June 30, 2012	218.422	$0.25	2.88	$-

Exercisable at June 30, 2012	218,422	$0.25

Weighted Average Grant Date Fair Value		$0.08

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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
June 30, 2012
(unaudited)
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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

The expected term was computed using the simplified method for this director grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $2,350 on the issuance date since the warrant is earned.

On March 26, 2012, three officers and/or directors, as a directive from the board of directors, forfeited 1,225,000 warrants for common stock in exchange for 1,225,000 shares of common stock.  The Company recorded additional expense of $520 on the transaction.

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

The Company has granted options to employees.  Options activity for the year ended June 30, 2012 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2011	5,386,686	$0.068

Granted	1,900,000	$0.03
Exercised	-	$-
Forfeited	(4,040,314) )	$0.05
Expired	-	-

Outstanding at June 30, 2012	3,263,039	$0.064	8.47	$-

Exercisable at June 30, 2012	781,372	$0.08

Weighted Average Grant Date Fair Value		$0.03

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
June 30, 2012
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

The expected term is computed using the simplified method for employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize the employee option expense of $61,875 over the two year vesting period which began on January 1, 2010.  The Company recognized an expense $61,875 through December 31, 2011.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

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

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company will recognize an expense of $90,000 which will be amortized over a three year period as the options are earned.  The Company recognized an expense of $3,750 for the year 2011.  Subsequently, due to her resignation in January 2012, these options were forfeited.

On March 26, 2012, the Company granted various employees 1,900,000 options for common stock.  The options are conditional based on various milestones.  The options vest, after the milestones are met, over a three year period, have a ten year life, and have an exercise price of $0.03.  The options were valued at $0.0252 per option or $47,880 using a Black-Scholes option-pricing model with the following assumptions:

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

On March 26, 2012, three officers of the Company forfeited 3,040,314 options for common stock in exchange for 3,040,314 shares of common stock.  The Company recorded an additional expense of $608 on this transaction.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

NOTE 9 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
Other income (expense)	2012	2011	2012	2011

Interest expense - amortization (1)	$(57,600)	$(169,068)	$(58,149)	$(338,126)
Interest expense - loan interest	(18,961)	(20,813)	(95,813)	(38,592)
Interest expense - amortization of loan fee - debt issue cost	(27,881)	-	(48,747)	-
Interest expense - put premiums	-	-	(9,052)	-
Interest expense - debt discount	(135,338)	-	(346,681)	-
Other expense	(5,968)	-	(5,968)	-
Change in fair value of embedded option	176,076	-	203,619	-
Gain on conversion of accounts payable	1,600	-	1,600	-
Gain on settlement of debt	-	(8,500)	-	900
Gain on extinquishment of debt	-	-	-	4,858

Total	$(68,072)	$(198,381)	$(359,191)	$(370,960)

(1) Relates to the amortization of the beneficial conversion feature.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of June 30, 2012.  There have been no losses in these accounts through June 30, 2012.

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

NOTE 11 – SUBSEQUENT EVENTS

On August 1, 2012, the Company issued 1,070,000 shares of common stock to the prior principals of CSP as contractually obligated (see Note 2).  These shares were previously recorded as issuable common stock.  In addition, the notes payable to Messrs. Pinard and St. Cyr for $57,000 each, were in default as of August 1, 2012 (see Note 2).

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

eApatado.com is the eLayaway.com platform recreated for Hispanic merchants and consumers. The site provides the same exclusive technologies offered through eLayaway.com and is managed by a team of bilingual experts.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue. For the three months ended June 30, 2012, our revenue was $59,553, compared to $23,868 for the same period in 2011, representing an increase of 149.5%. This increase in revenue was primarily attributable to the effect of growth of the eLayaway brand and the addition of CSP.

Gross Profit (Loss). For the three months ended June 30, 2012, our gross profit was $50,644, compared to a gross loss of $45,891 for the same period in 2011. This change is due to increased revenue offset by lower costs.

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative expenses were $625,273 compared to $703,521 for the same period in 2011, a decrease of 11.1%.  This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $61,752 to $478,618, or 532.7% of the decrease) therefore selling, general and administrative expenses actually increased (from $224,903 to $563,521), net of stock-based compensation and settlements, due to the costs associated with the acquisition of CSP and other expenses related to the next phase of the Company’s rollout of its services.

Net Loss. We generated net losses of $617,885 for the three months ended June 30, 2012 compared to $947,794 for the same period in 2011, a decrease of 34.8%.  The net losses without the effect of the recording of stock-based compensation was $709,877 and $469,176 for the three months ended June 30, 2012 and 2011, respectively.  An increase in the change in fair value of embedded conversion option liability of $176,076, or 53.4%, primarily related to the various discounts associated with the Company’s convertible notes payable and lines of credit.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenue. For the six months ended June 30, 2012, our revenue was $109,990, compared to $51,962 for the same period in 2011, representing an increase of 111.7%. This increase in revenue was primarily attributable to the effect of growth of the eLayaway brand and the addition of CSP.

Gross Profit (Loss). For the six months ended June 30, 2012, our gross profit was $95,972, compared to a gross loss of $92,558 for the same period in 2011. This change is due to increased revenue offset by lower costs.

Selling, General and Administrative Expenses. For the six months ended June 30, 2012, selling, general and administrative expenses were $1,304,920 compared to $1,446,068 for the same period in 2011, a decrease of 9.8%.  This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $1,006,756 to $436,573, or 404% of the decrease) therefore selling, general and administrative expenses actually increased (from $439,312 to $868,347), net of stock-based compensation and settlements, due to the costs associated with the acquisition of CSP and other expenses related to the next phase of the Company’s rollout of its services.

Net Loss. We generated net losses of $1,568,139 for the six months ended June 30, 2012 compared to $1,909,587 for the same period in 2011, a decrease of 17.9%.  The net losses without the effect of the recording of stock-based compensation was $1,131,566 and $902,831 for the six months ended June 30, 2012 and 2011, respectively.  An increase in interest expense of $138,945, primarily related to the amortization of various discounts associated with the Company’s convertible notes payable and lines of credit and the change in fair value of embedded conversion option liability, $203,619 and $0, for the six months ended June 30, 2012 and 2011, respectively, accounted for 146.5% of the increase.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $111,275. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operationsof $395,389 for the six months endedJune 30, 2012, and we used cash in operations of $345,482 during the same period in 2011. The principal elements of cash flow from operations for the six months endedJune 30, 2012 included a net loss of $1,568,139, offset primarily by stock-based compensation and settlements of $436,573.

Cash used in investing activities was $4,454 for the six months ended June 30, 2012, compared to $0 during the comparable period in 2011.

Cash provided by our financing activities was $481,660 for the six months ended June 30, 2012, compared to cash generated of $605,000 during the comparable period in 2011. This increase was primarily attributed to a concentrated effort of capital procurement in 2012 compared to 2011.

As of June 30, 2012, current liabilities exceeded current assets by 13.9 times. Current assets decreased from $330,188 at December 31, 2011 to $220,549 at June 30, 2012 whereas current liabilities increased from $2,295,784 at December 31, 2011 to $3,057,754 at June 30, 2012.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $109,990 and net losses of $1,568,139 ($436,573 represents stock-based compensation and settlements) for the six months ended June 30, 2012 compared to sales of $51,962 and net loss of $1,909,587 ($1,006,756 represents stock-based compensation and settlements) for the six months ended June 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $2,837,205, $2,583,237 and $17,202,402, respectively, at June 30, 2012, and used cash in operations of $395,389 in the six months ended June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

NON-GAAP FINANCIAL MEASURES

Adjusted Net Earnings

In addition to reporting net loss from operations as defined under generally accepted accounting principles (“GAAP”), the Company presents adjusted net earnings from operations (adjusted net earnings), which is a non-GAAP performance measure.  Adjusted net earnings consist of net loss from operations after adjustment for those items shown in the table below.  Adjusted net earnings does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.  By eliminating the items shown below, the Company believes that the measure is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies.  The Company’s management does not view adjusted net earnings in isolation and also uses other measurements, such as net loss from operation and revenues to measure operating performance.  The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted net earnings for the periods presented:

Adjusted Net Loss	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss from operations	$(617,886)	$(947,794)	$(1,568,139)	$(1,909,587)
Amortization of beneficial conversion feature	(57,600)	(169,068)	(58,149)	(338,126)
Amortization of loan fee - debt issue cost	(27,881)		(48,747)	-
Accretion of put premium	-		(9,052)	-
Debt discount	(135,338)		(346,681)	-
Change in fair value of embedded option	176,076	-	203,619	-

Adjusted net loss	$(573,143)	$(778,726)	$(1,309,129)	$(1,571,461)

Weighted average shares outstanding
- basic and diluted	73,366,427	18,154,637	62,546,892	30,687,312

Adjusted basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.05)

Adjusted EBITDA

In addition to reporting net loss from operations as defined under GAAP, the Company also presents adjusted net earnings before interest, income taxes, depreciation, depletion, and amortization from operations (adjusted EBITDA), which is a non-GAAP performance measure.  Adjusted EBITDA consists of net loss from operations after adjustment for those items shown in the table below.  Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.

By eliminating the items shown below, the Company believes the measure is useful in evaluating its fundamental core operating performance.  The Company also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies.  The Company’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections.  The Company’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net loss from operations and revenues to measure operating performance.  The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

Adjusted EBITDA	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss from operations	$(617,886)	$(947,794)	$(1,568,139)	$(1,909,587)
Depreciation and amortization	(24,717)	(2,459)	(41,835)	(4,918)
Stock-based compensation	(61,752)	(478,618)	(436,573)	(1,006,756)
Interest expense	(217,867)	(189,881)	(515,663)	(376,718)
Amortization of beneficial conversion feature	(57,600)	(169,068)	(58,149)	(338,126)
Amortization of loan fee - debt issue cost	(27,881)		(48,747)	-
Accretion of put premium	-		(9,052)	-
Debt discount	(135,338)		(346,681)	-
Change in fair value of embedded option	176,076	-	203,619	-

Adjusted EBITDA	$(268,807)	$(107,768)	$(315,058)	$(183,069)

Weighted average shares outstanding
- basic and diluted	73,366,427	18,154,637	62,546,892	30,687,312

Adjusted basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors.  Mr. Salie has indicated that he believes his termination was wrongful.  On or about May 6, 2012, a Company employee received a telephone call from Mr. Salie stating that the Company would have to answer for his termination.  The Company firmly believes that its actions were justified, and no legal proceeding has been filed.

Dr. Robert Salie, a noteholder and shareholder of the Company, and the father of Douglas Salie, the former CEO and Chairman of the Company who was terminated in December 2011, has been in discussion with the Company and its counsel in regards to the agreements between the Company and him.  The Company is working with Dr. Salie to facilitate a repayment schedule.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2012, the Company issued 69,444 shares of common stock to Evolution in exchange for legal fees.

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 4,280,000 shares of common stock to the owners of CSP.  As contractually obligated, 1,070,000 shares of common stock were issued with 3,210,000 issuable at various times.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year.  As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012.  On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months.  The Company will issue the 500,000 shares of common stock on August 18, 2012.

On March 26, 2012, the Board of Directors of the Company issued common stock and converted options and warrants for common stock into common stock as part of the compensation plan for 2012 for its officers and directors.  The actions were submitted to the Board of Directors from the Company’s Compensation Committee.  As a result of the action, Messrs. Pinon and Harmon, the Company’s CEO and CFO, were each issued 2,000,000 shares of common stock.  The Company’s two independent directors, Messrs. Rees and Wittler, were each issued 250,000 shares of common stock for their services for 2012.  During prior periods, the officers and directors were all issued options for common stock and/or warrants for common stock, as previously disclosed, for services and/or conversion of liabilities to the officer and/or director.  The Board of Directors converted each of their outstanding options and/or warrants to the same amount of common stock.  As a result of this action, 3,040,314 options were converted to 3,040,314 shares of common stock and 1,225,000 warrants were converted to 1,225,000 shares of common stock.

On March 26, 2012, the Company approved the issuance of 1,500,000 shares of common stock in exchange for legal services by Vincent and Rees for the period of June 6, 2012 through June 5, 2013.

On March 26, 2012, the Company sold 4,666,667 shares of common stock in exchange for $70,000 which were issued in April 2012.

On April 2, 2012, Southridge converted $10,000 of their $56,000 note into 694,444 shares of common stock.  On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge.

In April 2012, the Company sold 4,669,333 shares of common stock in exchange for $70,040.

On May 6, 2012, the Company issued 5,883,920 additional shares of common stock to Vincent & Rees in regards to its contractually obligated guaranteed issue value of $135,000 for the legal services provided from May 7, 2011 through May 6, 2012.  On May 6, 2012, upon the expiration of the guarantee, 5,883,920 additional common shares were issued.

On May 29, 2012, the Company converted $10,500 of accounts payable into 420,000 shares of common stock at a conversion price of $0.025.

On June 25, 2012, the Company converted $5,000 of accounts payable into 200,000 shares of common stock at a conversion price of $0.025 per share.

The Securities were issued pursuant to exemptions from registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On August 13, 2012, Susan Jones, the Company’s Chief Operating Officer, resigned.  Her resignation was not the result of any disagreements with the Company.  She will continue to work with the Company as a consultant.

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

32.1 (3)	Certification of Chief Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (3)	Certification of Chief Financial Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
______________
(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)      Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)      Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

ELAYAWAY, INC.

Date: August 13, 2012	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer