Form 10-K/A
period 2011-12-31
eLayaway, Inc.
filed 2012-08-30
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K /A
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

EXPLANATORY NOTE

eLayaway, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to reflect the effects of reporting errors.  There were no changes to the financial statements and its related disclosures.  This Amendment No. 1 changes the signature page as erroneously reported as March 19, 2011 whereas it was signed on March 19, 2012.  Furthermore, there were two modifications in Item 9A. Controls and Procedures.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting and has concluded that as of December 31, 2011, the Company’s internal controls over financial reporting were not effective . Specifically, management identified the following material weaknesses at December 31, 2011:

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

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Sergio Pinon	August 30, 2012
Sergio A. Pinon, Principal Executive Officer	Date

/s/ Bruce Harmon	August 30, 2012
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Harmon	August 30, 2012
Bruce Harmon, Director	Date

/s/ Sergio A. Pinon	August 30, 2012
Sergio A. Pinon, Director	Date

/s/ John Wittler	August 30, 2012
John Wittler, Director	Date

/s/ David Rees	August 30, 2012
David Rees, Director	Date