Form 10-Q
period 2012-09-30
eLayaway, Inc.
filed 2012-11-14
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54733
______________________________________________

ELAYAWAY, INC.
 (Exact name of registrant as specified in its charter)
______________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes  ☒  No

As of as of November 1, 2012 the registrant had 190,100,514 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1      Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets
Cash	$1,390	$29,458
Segregated cash for customer deposits	197,234	155,654
Prepaid expenses	54,878	145,076
Assets attributable to discontinued operations	232,360	-
Total current assets	485,862	330,188

Property and equipment, net	4,817	11,793

Intangibles, net	3,952	4,275

Other assets	3,750	12,770
Total assets	$498,381	$359,026

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,520,748	$297,572
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	511,590	652,452
Accounts payable	390,958	358,977
Accounts payable to related parties	32,890	14,445
Accrued liabilities	204,448	252,978
Liability to guarantee equity value	25,000	160,000
Deposits received from customers for layaway sales	180,546	126,313
Embedded conversion option liability	235,712	433,047
Liabilities attributable to discontinued operations	96,707	-
Total current liabilities	3,198,599	2,295,784
Total liabilities	3,198,599	2,295,784

Commitments and contingencies (Note 6)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 7,939,724 and 0
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	7,940	3,596
Series F preferred stock, $0.001 par value, 10,000,000 shares designated, 9,848,432 and 0
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	9,848	-
Common stock, par value $0.001, 1,000,000,000 shares authorized, 158,724,452 and
48,548,773 shares issued, issuable and outstanding, respectively, and (47,259,048 and	158,725	48,549
229,455 shares issuable, respectively)
Additional paid-in capital	14,880,577	13,645,360
Loss from discontinued operations	(112,747)	-
Accumulated deficit	(17,644,561)	(15,634,263)
Total shareholders' deficiency	(2,700,218)	(1,936,758)
Total liabilities and shareholders' deficiency	$498,381	$359,026

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$25,868	$26,874	$89,883	$78,836
Cost of sales	453	76,334	3,836	220,854

Gross profit (loss)	25,415	(49,460)	86,047	(142,018)

Selling, general and administrative expenses (includes $71,745 and $371,037 for the three months ended September 30, 2012 and 2011, respectively, and $508,318 and $1,377,793 for the nine months ended September 30, 2012 and 2011, respectively, of stock-based compensation and settlements)	367,801	559,867	1,538,841	2,005,935
			-
Loss from continuing operations	(342,386)	(609,327)	(1,452,794)	(2,147,953)

Other income (expense)
Interest expense	(186,225)	(119,698)	(750,023)	(496,416)
Change in fair value of embedded conversion option liability	18,531	-	222,150	-
Gain on conversion of accounts payable	3,980	-	5,580	-
Loss on share repurchase	(150,461)	-	(150,461)	-
Gain (loss) on settlements of liabilities	101,151	(54,022)	101,151	(53,122)
Gain on extinguishment of debt	14,099	11,250	14,099	16,108
Total other income (expense), net	(198,925)	(162,470)	(557,504)	(533,430)

Net loss from continuing operations	(541,311)	(771,796)	(2,010,298)	(2,681,383)

Net loss from discontinued operations	(13,595)	-	(112,747)	-
Net loss	$(554,906)	$(771,796)	$(2,123,045)	$(2,681,383)

Basic and diluted net loss per share - continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.08)
Basic and diluted net loss per share - discontinued operations	$(0.00)	$-	$(0.00)	$-
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.08)

Weighted average shares outstanding - basic and diluted	85,032,289	40,121,538	73,747,888	33,866,612

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(2,123,045)	$(2,681,383)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,125	7,054
Amortization of intangibles	55,843	324
Bad debt expense	1,668	-
Amortization of debt discounts to interest expense	567,033	420,064
Amortization of debt issue costs to interest expense	19,020	-
Issuance of note for legal services	25,000	-
Grant of warrants for services	31,071	214,350
Grant of options for services	30,405	251,737
Common stock granted for services	152,060	470,664
Expense for exchange of options and warrants into common stock	108,614	-
Amortization of stock-based prepaids	181,353	441,040
Gain on settlement of payroll	-	(9,400)
Gain on extinguishment of debt	(40,000)	(16,108)
Loss on settlement of liabilities	24,129	-
Gain on unclaimed liabilities	(98,823)	-
Compensation expense for returned shares	150,461	-
Adjustment of derivatives for conversion of notes	21,430	-
Accretion of Put Premium into interest expenses	44,271	-
Loss on settlement of payroll for preferred stock	-	54,022
Loss on settlement of accounts payable for common stock	-	8,500
Change in fair value of embedded conversion option liability	(222,150)	-
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(41,580)	(64,672)
Accounts receivable	(1,823)	-
Prepaid expenses	6,645	(10,961)
Other assets	(2,200)	-
Accounts payable	98,088	14,507
Accounts payable to related parties	16,445	22,499
Accrued expenses	177,765	137,929
Deposits received from customers for layaway sales	54,233	46,209
Net cash used in operating activities	(753,962)	(693,625)

Cash flows from investing activities:
Acquisition of fixed assets	(901)	(2,586)
Cash acquired in acquisition	2,447	-
Cash paid in acquisition	(6,000)	-
Net cash used in investing activities	(4,454)	(2,586)

Cash flows from financing activities:
Proceeds from related party loans	273,272	405,000
Proceeds from loans	287,500	465,000
Repayment of loans	(45,152)	(150,000)
Repayment of related party loans	(65,000)	(105,000)
Payment of loan fee	(7,500)	-
Sale of common stock	290,040	-
Net cash provided by financing activities	733,160	615,000

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2012	2011

Net increase (decrease) in cash	(25,256)	(81,211)

Cash at beginning of period (includes $2,812 of cash included in assets attributable to discontinued operations)	29,458	100,099
Cash at end of period	$4,202	$18,888

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,405	$4,321
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Settlement of payroll with warrants	$-	$94,000

Acquisition of Centralized Strategic Placements, Inc.	$242,402	$-

Conversion of convertible notes payable to common stock	$-	$340,000

Reclassification of equity to liability for guarantee of equity value	$-	$160,000

Reclassification of liability to equity for expiration of guarantee	$135,000	$135,000

Debt discounts for benefical conversion features values	$99,616	$345,000

Extinguishment of beneficial conversion debt discount to APIC	$-	$64,687

Debt modification increase in fair value of embedded conversion options	$-	$2,245

Issuance of preferred stock for accrued payroll	$-	$120,050

Return of Series E preferred stock	$6,799	$-

Common stock issued for legal services	$37,800	$-

Debt discounts for loan fees	$6,000	$-

Conversion of loan fees to common stock	$2,500	$-

Capitalization of accrued interest to convertible note payable	$6,000	$-

Settlement of accounts payable for Series E preferred stock	$30,000	$-

Conversion of related party liabilities into Series E preferred stock	$38,691	$-

Conversion of related party liabilities into Series F preferred stock	$10,765	$-

Common stock issued for services	$60,000	$-

Conversion of debt to common stock including premium	$164,934	$-

Conversion of accounts payable to common stock	$15,500	$18,500

Conversion of convertible preferred stock into common stock	$-	$7,970

Embedded conversion option liability	$24,815	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP.  Channel Worth acquired the technology of CSP and the respective operations of CSP.  The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company.  See Note 2 and 11.

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended September 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011 filed on March 19, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of September 30, 2012), eLayaway.com, Pay4Tix, DivvyTech, NuVida, CSP, PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd.  (inactive).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

As a result of an agreement dated October 1, 2012 with a third party, the operations of CSP will be reflected as a discontinued operation.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$3,952	$-	$-	$3,952
Intangible Asset	194,320	-	-	194,320
Total Financial Assets	$198,272	$-	$-	$198,272

Following is a summary of activity through September 30, 2012 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2011	$4,275
Acquired intangible assets	249,840
Amortization of intangibles	(55,843)
Ending balance at September 30, 2012	$198,272

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$235,712	$-	$-	$235,712
Total Financial Assets	$235,712	$-	$-	$235,712

Following is a summary of activity through September 30, 2012 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2011	$433,047
Note inception date fair value	24,815
Change in fair value during 2012	(222,150)
Ending balance at September 30, 2012	$235,712

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2012 consist of warrants to purchase 6,523,720 at September 30, 2012 shares of common stock, employee options to purchase 1,363,039 shares of common stock and convertible notes convertible into 421,361,506 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2012 and 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS AND DISPOSITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013.  The shares were issued to Richard St. Cyr (“St. Cyr”) and Douglas Pinard (“Pinard”), the co-owners of CSP.  Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners.  The Company recorded the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000.  The two promissory notes were in default as of August 1, 2012 (see Notes 4 and 11).  CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Current assets	$13,002
Property and equipment	24,220
Other assets	346
Website technology intangibles	249,840
Total assets acquired	287,408
Liabilities assumed	(39,008)
Total purchase price	$248,400

The amounts of revenues and net losses from CSP included in the Company’s unaudited consolidated statement of operations for the nine months ended September 30, 2012, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2011 is as follows:

		Net
(Unaudited)	Revenues	Income (Loss)

CSP actual from February 1, 2012 to September 30, 2012	$77,908	$(112,747)

Supplemental unaudited consolidated pro forma information for the year ended December 31, 2011	$251,693	$(4,003,908)

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have happened had acquisition been made as of January 1, 2011, nor is it indicative of the results of future combined operations.

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP.  Channel Worth acquired the technology of CSP and the respective operations of CSP.  The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company.  In exchange for the services, the principal of Channel Worth, St. Cyr, forgave $40,000 of the note payable of $57,000 and the related accrued interest due to him, as well as any accounts payable.  See Note 1 and 11.  Channel Worth entered into an agreement with the Company whereas it would independently provide the services that were previously in house.

Disposition of Centralized Strategic Placements, Inc.

The operations of CSP were transferred to Channel Worth on October 1, 2012 in order to facilitate the growth quicker via a third party and to settle on the outstanding liabilities associated with the original acquisition.  The consideration to be received for the transfer is 5% of net sales by Channel Worth for 2 years.  Therefore, due to the transfer of the assets of CSP to the third party, the accounting for CSP in this period and historically would be classified as a discontinued operation.  Accordingly, the Company has excluded results for CSP from its continuing operations in the Consolidated Statement of Operations for all periods presented.  The following table shows the results of CSP included in the loss from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$31,933	$-	$77,908	$-
Cost of sales	1,440	-	12,075	-
Gross profit (loss)	30,493	-	65,833	-

Selling, general and administrative expenses	43,782	-	177,662	-
Loss from discontinued operations	(13,289)	-	(111,829)	-
Other income (expense)
Interest expense	(306)	-	(918)	-
Total other income (expense), net	(306)	-	(918)	-
Net loss from discontinued operations	$(13,595)	$-	$(112,747)	$-

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$2,812	$-
Accounts receivable, net	10,710	-
Other receivables	2,200	-
Total current assets	15,722	-

Property and equipment, net	21,972	-
Intangibles, net	194,320	-
Other assets	346	-
Total assets of discontinued operations	$232,360	$-

LIABILITIES
Current liabilities
Notes payable	$6,800	$-
Accounts payable	7,863	-
Accrued liabilities	82,044	-
Total current liabilities of discontinued operations	$96,707	$-

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses from continuing operations of $2,010,298, $2,123,045 total net loss (includes $508,318 of stock-based compensation and settlements) and used cash in operating activities of $753,962 for the nine months ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $2,712,737, $2,700,218 and $17,644,561, respectively, at September 30, 2012.  In addition, the Company was in default on thirteen promissory notes totaling $923,778 at September 30, 2012 (nineteen promissory notes totaling $1,612,806 as of the date of this report).  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at September 30, 2012 and December 31, 2011, consists of the following:

Notes and convertible notes,
net of discounts	September 30, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (3)	$60,000	$-	$-	$60,000	$165,000	$-	$-	$165,000
Gary Kline (1) (3)	56,000		-	56,000
Gary Kline (5)	55,000		-	55,000
James E. Pumphrey (1)	25,883		-	25,883	43,535	-	-	43,535
Evolution Capital, LLC (1) (3) (6)	50,000		-	50,000	50,000	(31,868)	-	18,132
Evolution Capital, LLC (1) (3) (6)	50,000		-	50,000	50,000	(36,339)	-	13,661
Evolution Capital, LLC (1) (3)	25,000		-	25,000	50,000	(31,868)	-	18,132
Reserve Capital, LLC (1) (3)	50,000		-	50,000	50,000	(37,543)	-	12,457
Evolution Capital, LLC (1) (3)	100,000		-	100,000	100,000	(83,517)	-	16,483
Hanson Capital, LLC (1) (3)	100,000		-	100,000	100,000	(89,828)	-	10,172
Asher Enterprises, Inc. (3)	32,500		23,534	56,034	-	-	-	-
Asher Enterprises, Inc. (3)	32,500		15,689	48,189	-	-	-	-
KAJ Capital, LLC (1) (3)	25,000		-	25,000	-	-	-	-
Robert Salie - Line of Credit (2) (3) (5)	400,000	(2,805)	-	397,195	-	-	-	-
Salie Family Limited Partnership (1) (2) (3)	50,000		-	50,000	-	-	-	-
Transfer Online, Inc. (1) (2) (3)	95,000		-	95,000	-	-	-	-
Transfer Online, Inc. (5)	55,000		-	55,000	-	-	-	-
Susan Jones (5)	58,333		-	58,333	-	-	-	-
SGI Group, LLC (3)	18,900		18,900	37,800	-	-	-	-
Star City Capital, LLC (3)	17,800		17,800	35,600	-	-	-	-
Southridge Partners II, LP (3)	55,000		-	55,000	-	-	-	-
Southridge Partners II, LP (3)	25,000		10,714	35,714	-	-	-	-
Total	$1,436,916	$(2,805)	$86,637	$1,520,748	$608,535	$(310,963)	$-	$297,572

(1) In default.
(2) Shown as related party as of December 31, 2011.
(3) Convertible.
(4) Non-cash transfer from Gary Kline of $50K note and $6K accrued interest.
(5) Not in default as of September 30, 2012 but in default as of the date of this report.
(6) Note was originally with Benchmark Capital, LLC. Acquired by Evolution Capital, LLC in April 2012.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	September 30, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Ventana Capital Partners, Inc. (1)	$20,000	$-	$-	$20,000	$20,000	$-	$-	$20,000
Robert Salie - Line of Credit (2) (3)	-	-	-	-	400,000	(36,562)	-	363,438
Salie Family Limited Partnership (1) (2) (3)	-	-	-	-	50,000	-	-	50,000
Transfer Online, Inc. (1) (2) (3)	-	-	-	-	150,000	-	-	150,000
Douglas Pinard (5) (6)	57,000	-	-	57,000	-	-	-	-
Richard St. Cyr (6)	17,000	-	-	17,000	-	-	-	-
Lakeport Business Services, Inc. (4)	47,235	-	-	47,235	-	-	-	-
Bruce Harmon (4)	157,260	-	-	157,260	-	-	-	-
Lakeport Business Services, Inc. - Line of Credit (1) (3)	213,095	-	-	213,095	69,014	-	-	69,014
Total	$511,590	$-	$-	$511,590	$689,014	$(36,562)	$-	$652,452

(1) In default.
(2) Shown in non-related parties as of September 30, 2012.
(3) Convertible.
(4) Not in default as of September 30, 2012 but in default as of the date of this report.
(5) Note extinquished on October 17, 2012 as part of settlement agreement.
(6) Related party until October 2012.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center.  The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments.  On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company.  The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments.  James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing.  On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535.  The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments.  On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011.   On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to September 30, 2012 and to set up payment terms.  The Company will make principal payment starting December 15, 2011 with final payment to be made in September 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60.  There is no gain or loss on the restructuring of the payables.  The remaining principal balance as of September 30, 2012 was $25,883.  As of September 30, 2012, this note is in default.

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
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000.  The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum.  The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan.  On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note.  The addendum facilitates $65,000 additional working capital for the Company.  The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.  This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change.  All prior debts and related discounts were removed and the Company recorded a new debt of $165,000.  The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010 and another $14,063 through February 8, 2011.  On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note.  The full $165,000 discount was amortized as of the maturity date of April 5, 2011.  Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at September 30, 2011.  From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors.  Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock.  Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand.  These additional loans are not treated as modifications under accounting standards.  The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes.  In March 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000, and its apportioned accrued interest.  The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion.  On March 29, 2012, Mr. Kline sold $50,000 and its apportioned accrued interest of $6,000 to Southridge Partners II LP.  This modification qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $56,000 ($50,000 principal and $6,000 accrued interest) with a stock settled debt premium of $34,000.  The Company recorded the $34,000 as interest expense because the loan is due on demand.  On September 20, 2012, Kline sold $25,000 to SGI Group, LLC and $30,000 to Star City Capital, LLC.  On September 20, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $55,000.  The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion.  These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $55,000 was removed and the new loan was recorded as $25,000 and $30,000, respectively with a combined stock settled debt premium of $55,000.  The Company recorded the $55,000 as interest expense because the loan is due on demand.

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
September 30, 2012
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

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000.  This LOC was increased to $500,000 on February 9, 2011.  The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity.  As of September 30, 2012, the balance was $400,000.  This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011.  At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record.  On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party.  Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11).  Dr. Salie loaned another $150,000 under the LOC in September 2011.  The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $57,195 of interest expense as of September 30, 2012.  For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock.  As of October 29, 2012, this note is in default.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000.  The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of September 30, 2012 and December 31, 2011, the balance was $213,095 and $69,014, respectively.  On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 8).  This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.   On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock.  On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP.  Additionally, the credit line was increased to $300,000.  The modification of the LOC qualified as a debt extinguishment for accounting purposes.  However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature.  As of September 30, 2012, this note is in default.

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. (“TOL”) in the amount of $500,000.  The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity.  As of September 30, 2011, the balance was $300,000.  This LOC contains a conversion provision whereby the conversion price is $0.10.  The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note.  On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense, half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250.  On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion.  As the October 26, 2011 modification caused the embedded conversion option to be treated as a bifurcated derivatives, this modification is not considered a debt extinguishment for accounting purposes.  Accordingly the $108,695 fair value of the embedded conversion option on the modification date was recorded as additional effective interest to debt discount and as a derivative liability.  The derivative liability was adjusted to $64,286 as of September 30, 2012.  All discounts were amortized to interest expense as of the debt maturity date of December 29, 2011.  This note is in default.  Transfer Online, Inc. is owned by Lori Livingston, the former CTO of the Company.  On September 24, 2012, the Company modified the terms of the new note.  It is convertible at any time into the Company’s common stock at a 50% discount to the future stock price, as defined in the amended note.

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Evolution was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  On August 27, 2012, Evolution converted $25,000 of this note into 3,246,753 shares of common stock at the discounted rate of $0.0077 whereas the closing price on the previous day was $0.011.  The Company recognized a loss on conversion of $10,714.  As of September 30, 2012, this note is in default.

On October 26, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  On April 23, 2012, this note was purchased and assigned to Evolution.  As of September 30, 2012, this note is in default.  On November 7, 2012, Panache Capital, LLC / WHC Capital, LLC (“Panache”) acquired $25,000 of this note (see Note 11).  The Company agreed to modify the terms of the new note whereas it is convertible at any time into the Company’s common stock at a 50% discount to the future stock price, as defined in the amended note.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On November 11, 2011, the Company entered into a six month convertible note with Benchmark, in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  On April 23, 2012, this note was purchased and assigned to Evolution.  As of September 30, 2012, this note is in default.

On November 15, 2011, the Company entered into a six month convertible note with Reserve Capital, LLC (“Reserve”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion.  There was a $5,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost and is being amortized over the debt term.  A third party was issued 55,556 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.09.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  As of September 30, 2012, this note is in default.

On December 1, 2011, the Company entered into a six month convertible note with Evolution, in the amount of $100,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion.  There was a $10,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discount and is being amortized over the debt term.  Evolution was issued 111,112 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.07.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  As of September 30, 2012, this note is in default.

On December 12, 2011, the Company entered into a six month convertible note with Equity Trust Company Custodian FBO Curt Hansen beneficiary DCD Ann Hansen IRA (“Hansen”), in the amount of $100,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion.  There was a $10,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term.  Evolution was issued 111,112 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $0.07.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  As of September 30, 2012, this note is in default.

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term.  The third party was issued 69,444 shares of restricted common stock in lieu of the fees.  The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  As of September 30, 2012, this note is in default.

On February 1, 2012, the Company entered into two convertible promissory notes as part of the acquisition of CSP (see Note 2).  The notes, each for $57,000, were issued to Douglas Pinard and Richard St. Cyr.  The notes bear interest at the rate of 6% per annum with interest being accrued.  The conversion rate is at $0.60 per share.  On February 1, 2012, the conversion price was greater than the value of common stock, therefore the Company did not record any discount related to the beneficial conversion feature.  The notes expire on August 1, 2012.  As of the date of this report, both notes are in default.  On September 30, 2012, as part of an agreement dated October 1, 2012, $40,000 of the note to Mr. St. Cyr was retroactively extinguished (see Note 11).  On October 17, 2012, as part of a settlement agreement, the $57,000 note to Mr. Pinard was extinguished (see Note 11).

On February 1, 2012, the Company, as part of the acquisition of CSP, assumed the liability of a note payable to Douglas Pinard in the amount of $6,800.  The date of the note was January 4, 2012.  The note bears interest at the rate of 6% per annum with interest payable quarterly.  The note matures on January 20, 2014.  On October 17, 2012, as part of a settlement agreement, the $6,800 note to Mr. Pinard and its accrued interest was extinguished (see Note 11).

On February 2, 2012, the Company entered into a convertible note with Asher Enterprises (“Asher”), in the amount of $37,500.  The note matures on November 6, 2012 and may be converted at any time after 180 days from the date of the note.  The interest, which accrues, is at a rate of 8% per annum.  The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term.  The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655.  The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note.  On September 6, 2012, Asher converted $10,000 of the principal of this note into 1,724,138 shares of common stock. The Company recognized a gain on extinguishment of $6,858.  On September 20, 2012, the Company paid a settlement price of $42,500 to Asher.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On March 28, 2012, the Company entered into a convertible promissory note with Kline in the amount of $56,000.  The note is due on September 28, 2012.  The interest, which accrues, is a rate 12% per annum, and is convertible.  The note is convertible at the option of the holder at $0.015 per share on or the later of the maturity date and the date of payment of the default amount.  The Company recorded $56,000 as debt discount; $50,000 is related to the Beneficial Conversion Feature of the loan and $6,000 related to the loan fee.  The Company amortized $31,549 to interest expense through September 30, 2012.

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

On April 1, 2012, the Company entered into a convertible note with Asher in the amount of $32,500.  The note matures on January 2, 2013 and may be converted at any time after 180 days from the date of the note.  The interest, which accrues, is at a rate of 8% per annum.  The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%.  There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term.  The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034.  The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note.  On October 1, 2012, the Company paid a settlement price of $48,500 to Asher.

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

On September 4, 2012, the Company entered into a note with Lakeport in the amount of $47,235.  The note matures on October 1, 2012 and accrues interest at the rate of 12% per annum.  As of the filing of this report, this note is in default.

On September 27, 2012, SGI Group, LLC (“SGI Group”) converted $6,100 of its $30,000 note into 4,206,896 shares of common stock at the discounted conversion price of $0.00145 (see Note 8).  On October 12, 2012, due to the reset clause in the note, an additional 2,969,574 shares of common stock were issued.  The Company will recognize a loss for the additional issuance.  See Note 11.

On September 27, 2012, Star City Capital, LLC (“Star City”) converted $12,200 of its $25,000 note into 8,413,793 shares of common stock at the discounted conversion price of $0.00145 (see Note 8).  On October 12, 2012, due to the reset clause in the note, an additional 5,939,148 shares of common stock were issued.  The Company will recognize a loss for the additional issuance.  See Note 11.

On September 28, 2012, the Company entered into a note with Kline in the amount of $55,000.  The note matures on October 10, 2012 and accrues interest at the rate of 12% per annum.  As of the filing of this report, this note is in default.

On September 28, 2012, the Company entered into a note with TOL in the amount of $55,000.  The note matures on October 10, 2012 and accrues interest at the rate of 12% per annum.  As of the filing of this report, this note is in default.

On September 30, 2012, the Company entered into a note with Susan Jones, a former officer of the Company.  The Company had accrued compensation of $58,333 which was converted into a note payable.  The note matures on October 15, 2012 and accrued interest at the rate of 2% per annum.  As of the filing of this report, this note is in default.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On September 30, 2012, the Company entered into a note with Harmon, an officer of the Company. As part of an agreement whereas Harmon provided his personal guarantee to a liability of the Company, the Company purchased back 2,060,276 shares of Series E preferred stock (see Note 8) for the original conversion value of $157,260 and converted the liability into a note which matures on October 15, 2012 and accrues interest at the rate of 2% per annum.  The Company recognized compensation expense of $150,461 in this transaction as the shares were valued at $6,799.  As of the filing of this report, this note is in default.

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of September 30, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	September 30, 2012
Volatility	251% - 257%	259%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years
Risk Free Interest Rate	0.33%	0.42%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2011 and September 30, 2012:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Note inception date fair value allocated to debt discount	24,815
Change in fair value in 2012-(gain) loss	(222,150)
Embedded conversion option derivative liability fair value on September 30, 2012	$235,712

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

On October 17, 2012, the Company entered into a settlement agreement with Douglas Pinard, a former owner and employee of the Company’s subsidiary, CSP.  The Company and Mr. Pinard currently have a dispute regarding whether Mr. Pinard has since complied with the settlement agreement.

Dr. Robert Salie, a noteholder and shareholder of the Company, and the father of Douglas Salie, the former CEO and Chairman of the Company who was terminated in December 2011, has been in discussion with the Company regarding the agreements between the Company and him and has threatened litigation.

Other

On February 10, 2010, the Company entered into an agreement with Ventana Partners, Inc. to facilitate the acquisition of the shares of a public company which eLayaway would utilize for a reverse merger.  The agreement has contingent fees based on successful funding provided by an introduction of Ventana Partners, Inc.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

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

NOTE 7 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 4).  Line of credit and notes payable of $417,590 and $69,014 was due to our CFO’s company and himself personally at September 30, 2012 and December 31, 2011, respectively, for advances to the Company.  At September 30, 2012 and December 31, 2011, the Company had accounts payable to Mr. Harmon of $20,610 and $14,681, respectively, and accrued interest of $20,879 and $2,128, respectively.

Ventana, a principal shareholder, is a note holder of the Company (see Note 4).  Accounts payable of $12,240 was due to this shareholder at September 30, 2012 and December 31, 2011 for contracted services to the Company.

The principal of Transfer Online, Inc., our stock transfer agent and a noteholder, became an officer of the Company in November 2011 and resigned in January 2012.  Accordingly, the convertible note is presented as a related party note at December 31, 2011 and as an unrelated party as of September 30, 2012 (see Note 4).

In May 2012, the Army Air Force Exchange Service (“AAFES”), a merchant of CSP, and CSP entered into an agreement where PRVCY Couture, Inc., a wholly-owned subsidiary of Omni Ventures, Inc. (OMVE.OB), would market its merchandise to the customers of AAFES through the contractual arrangement between the three parties.  Bruce Harmon, CFO for the Company, is also the Interim CEO, CFO, and Director for Omni Ventures, Inc. Both companies agree that the transaction is at arms-length.

In February 2012, the Company acquired CSP (see Note 2) and as part of the transaction, employed Richard St. Cyr and Douglas Pinard.  As of September 30, 2012, the Company had a note payable to Mr. St. Cyr for $17,000 (see Note 2, 4 and 11).  As of September 30, 2012, the Company had two notes payable to Mr. Pinard for $57,000 and $6,800 which, as of October 17, 2012, were extinguished as part of a settlement agreement (see Note 2, 4, 6 and 11).  Furthermore, Mr. Pinard had personally guaranteed a Company credit card which had a balance of $19,267 at September 30, 2012.  As a condition of the settlement agreement, Mr. Pinard’s guarantee was removed in October 2012.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated six Series as Series A, B, C, D, E and F.  Series A, B, C and D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.  The Series A, B, C and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company,  (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days or (iv) twelve months after the April 12, 2010 merger.  Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

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

On September 26, 2011, as approved by the Board of Directors on September 8, 2011, the Company issued 1,450,603 shares of the Series E Preferred Stock to Messrs. Salie, Harmon, and Pinon in exchange for the conversion of accrued payroll in the amount of $120,050. The Series E Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.12 per share or $174,072 which was the closing price of the common stock on the date of this transaction. The Company recorded a loss of $54,022 which is included in Other Expense - Gain (Loss) on settlement of liabilities.

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
September 30, 2012
(unaudited)

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

On August 21, 2012, as approved by the Board of Directors, the Company issued 5,213,702 shares of the Series E Preferred Stock to Bruce Harmon in exchange for the conversion of accrued payroll in the amount of $27,990 and accounts payable in the amount of $10,701.  The Series E Preferred Stock is immediately convertible into common stock; the preferred shares are valued at the $0.011 per share closing price of the common stock on the date of this transaction or $57,351.  The Company recorded a loss of $18,660 which is included in Other Expense – Gain (loss) on settlement of liabilities.

On September 12, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series F Preferred Stock of eLayaway, Inc.  (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series F Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on September 12, 2012. The Certificate of Designation created 10,000,000 shares of Series F Preferred Stock.  Each holder of Series F Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series F Preferred Stock is convertible into.  Each share of Series F Preferred Stock is convertible, at the option of the holder of the Series F Preferred Stock, into one share of the Company’s common stock.  Shares of the Series F Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer.  Each shares of Series F Preferred Stock will be entitled to one hundred (100) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”).  Upon the liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series F Preferred Stock).  Due to the Enhanced Voting Rights, following the issuance of shares of Series F Preferred Stock, the holders of the Series F Preferred Stock may be able to exercise voting control over the Company.  In such case, the holders of the Series F Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  The concentration of voting control in the Series F Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities.  In addition, the liquidation rights granted to the holders of the Series F Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

On September 10, 2012, as approved by the Board of Directors, the Company issued 3,787,826 shares of the Series F Preferred Stock to Harmon in exchange for the conversion of accounts payable in the amount of $10,765 related to advances by Harmon.  The Series F Preferred Stock is immediately convertible into common stock; the preferred shares are valued at the $0.008 per share closing price of the common stock on the date of this transaction or $30,303.  The Company recorded a loss of $19,538 which is included in Other Expense – Gain (loss) on settlement of liabilities.  Harmon provided a proxy to Sergio Pinon (“Pinon”), CEO of the Company, for 50% of the votes of the Series F Preferred Stock held by Harmon.

On September 30, 2012, Harmon personally guaranteed approximately $20,000 in debt for the Company.  In exchange for the personal guarantee, the board of directors agreed to the following: 1) issue an equivalent amount of Series F Preferred Stock based on the closing trading price on the previous day of $0.0033 or 6,060,606 shares.  Harmon’s previous proxy to Mr. Pinon covers these shares also; 2) as a condition of previous conversions into Series E Preferred Stock of accrued payroll to Harmon, he is returning to the Company 2,060,276 shares and the Company will reestablish the liability of $157,260 on its books accordingly as a note payable (see Note 4).  It is noted that Harmon has never received any cash compensation for his services for more than three years.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, as amended on April 30, 2012 and May 30, 2012.  The common stock is voting.  On September 27, 2012, the Company filed to amend its authorized shares to 1,000,000,000.  The effective date of the amendment was October 19, 2012.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year.  As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012.  The Company valued the 1,250,000 shares at $50,000 or $0.0252 per share based on the quoted price and recorded a prepaid expense of $44,521.  As of September 30, 2012, $30,411 was expensed.  On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months.  The Company issued 500,000 shares of common stock on August 18, 2012.  The Company valued the shares at $10,000 or $0.02 per share based on the quoted price and recorded a prepaid expense of $10,000.  As of September 30, 2012, $1,569 was expensed.

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
September 30, 2012
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

On August 3, 2012, the Company issued Mr. Pinard and Mr. St. Cyr each 535,000 shares of common stock as contractually obligated in regards to the Company’s purchase of CSP (see Note 2).  These shares were previously recorded as issuable common stock.

On August 9, 2012, Southridge converted $46,000 of its convertible promissory note into 6,666,667 shares of common stock at a conversion price of $0.0069 per share based on the conversion feature in the note (see Note 4).
.
On August 18, 2012, the Company issued to American Capital Ventures 500,000 shares of common stock as contractually obligated in regards to a consulting agreement.  These shares were previously recorded as issuable common stock.

On August 27, 2012, Evolution converted $25,000 of its convertible promissory note into 3,246,753 shares of common stock at a conversion price of $0.0077 per share based on the conversion feature in the note (see Note 4).

 On September 6, 2012, Asher converted $10,000 of its convertible promissory note dated February 1, 2012 into 1,724,138 shares of common stock at a conversion price of $0.0058 (see Note 4).

On September 18, 2012, the Company sold 37,500,000 shares of common stock in exchange for $150,000.  The shares were sold at a 50% discount to the previous day’s closing price of $0.008.

On September 20, 2012, Southridge was issued 7,619,048 anti-dilutive shares of common stock in regards to a provision in their conversion of their note and its respective reset clause.  An additional 7,619,048 shares of common stock remain issuable under this reset.  See Note 4.

On September 27, 2012, SGI Group converted $6,100 of its Convertible Promissory Note into 4,206,896 shares of common stock.  The conversion price was $0.00145 based on the conversion feature.  See Note 4.

On September 27, 2012, Star City converted $12,200 of its $25,000 note into 8,413,793 shares of common stock at the discounted conversion price of $0.00145.  See Note 4.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	3,555,133	$0.16
Granted	1,642,857	$0.07
Reclassification	1,107,308	$0.14

Outstanding and exercisable at September 30, 2012	6,305,298	$0.12	3.91	$-

Weighted Average Grant Date Fair Value		$0.02

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

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
September 30, 2012
(unaudited)

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

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,571 as of September 30, 2012, which is included in operations.

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

The Company has granted warrants to employees.  Warrant activity for employees the year ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	2,550,730	$0.08

Forfeited	(1,225,000)	$0.06
Reclassification	(1,107,308)	$$ 0.14

Outstanding at September 30, 2012	218.422	$0.25	2.62	$-

Exercisable at September 30, 2012	218,422	$0.25

Weighted Average Grant Date Fair Value		$0.08

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

On May 3, 2011, the Company granted warrants for its common stock in the amount of 50,000 and 150,000 to Larry Witherspoon, the Company’s Chief Information Officer.  The 50,000 warrants for Mr. Witherspoon are fully-vested with an exercise price of $0.135 per share.  The 150,000 warrants, with an exercise price of $0.135, are conditional based on a milestone.  Both of these warrants were issued as part of a revised incentive plan for Mr. Witherspoon.  The warrants were valued at $0.134 per warrant or $6,750 and $20,100, respectively, using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.135
Expected Term	2.5 Years
Expected Volatility	254%
Dividend Yield	0
Risk Free Interest Rate	0.81%

The expected term was computed using the simplified method for this employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The Company recognized an expense of $6,750 on the issuance date for the 50,000 warrants since the warrant is earned.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

The Company has granted options to employees.  Options activity for the year ended September 30, 2012 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2011	5,386,686	$0.068
Granted	1,900,000	$0.03
	(5,940,314) )	$0.04

Outstanding at September 30, 2012	1,363,039	$0.119	8.22	$-

Exercisable at September 30, 2012	781,372	$0.08

Weighted Average Grant Date Fair Value		$0.03

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The milestones associated with the issuance of these options were not met therefore they were forfeited on September 30, 2012.

On March 26, 2012, three officers of the Company forfeited 3,040,314 options for common stock in exchange for 3,040,314 shares of common stock.  The Company recorded an additional expense of $608 on this transaction.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 9 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
Other income (expense)	2012	2011	2012	2011

Interest expense - amortization (1)	$(53,570)	$(81,938)	$(111,719)	$(420,064)
Interest expense - loan interest	(117,489)	(30,565)	(213,302)	(69,157)
Interest expense - amortization of loan fee - debt discount	(190,027)	-	(238,162)	-
Interest expense - put premiums	-	-	(9,052)	-
Interest expense - debt issue cost	310,822	-	(35,859)	-
Other expense	(135,961)	(7,195)	(141,929)	(7,195)
Change in fair value of embedded option	18,531	-	222,150	-
Loss on share repurchase	(150,461)	-	(150,461)	-
Loss on conversion	(17,956)	-	(17,956)	-
Gain on unclaimed liabilities	98,823	-	98,823	-
Loss on settlement of accounts payable	(3,223)	-	(3,223)	-
Gain on conversion of accounts payable	3,980	-	5,580	-
Gain on settlement of debt	23,507	(54,022)	23,507	(53,122)
Gain on extinquishment of debt	14,099	11,250	14,099	16,108
Total	$(198,925)	$(162,470)	$(557,504)	$(533,430)

(1) Relates to the amortization of the beneficial conversion feature.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2012.  There have been no losses in these accounts through September 30, 2012.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth, sold certain assets owned by CSP.  Channel Worth acquired the technology of CSP and the respective operations of CSP.  The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company.  In exchange for the services, the principal of Channel Worth, St. Cyr, forgave $40,000 of the note payable of $57,000 and the related accrued interest due to him, as well as any accounts payable retroactively to September 30, 2012.  Additionally, the Company issued the remaining 1,070,000 contractually obligated shares of common stock to St. Cyr.  See Note 1 and 2.  Due to this transaction, which ultimately removed the operations of CSP from the Company while retaining the services through the agreement, the CSP operations would be deemed as a discontinued operation (see Note 2).

On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP.

On October 12, 2012, due to the reset clause in the note with SGI Group, an additional anti-dilutive 2,969,574 shares of common stock were issued (see Note 4 and 8).

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

On October 12, 2012, due to the reset clause in the note with Star City, an additional anti-dilutive 5,939,148 shares of common stock were issued (see Note 4 and 8).

On October 12, 2012, the note with Asher dated April 1, 2012 in the amount of $32,500 was settled for $48,500 (see Note 4).

On October 17, 2012, as a condition of a settlement agreement with Pinard, the Company issued the remaining 1,070,000 contractually obligated shares of common stock (see Note 2, 4 and 8).  Additionally, the notes payable to Pinard in the amounts of $57,000 and $6,800, and their related accrued interest, was forgiven, in exchange for an agreement to pay Pinard $40,000 in installments starting on October 17, 2012 through November 15, 2012.  As part of the settlement, an American Express credit card in the name of CSP which was personally guaranteed by Pinard prior to the acquisition of CSP by the Company, through a personal guarantee of Harmon, relinquished the personal liability maintained by Pinard (see Note 8).

On October 18, 2012, Southridge converted $5,480 of its note into 8,430,769 shares of common stock at a conversion price of $0.00065 per share.

On October 22, 2012, Southridge acquired $50,000 of the Kline note dated April 6, 2010 (see Note 4).

On October 22, 2012, SGI acquired $5,000 of the Kline note dated April 6, 2010 (see Note 4).

On October 22, 2012, Star City acquired $5,000 of the Kline note dated April 6, 2010 and $15,000 of accrued interest associated with the note (see Note 4).

On October 22, 2012, SGI converted $2,600 of principal and accrued interest of $18 of the note acquired on September 26, 2012 (see Note 4) into 4,028,400 shares of common stock at a conversion price of $0.00065 per share.

On November 5, 2012, SGI converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Star City converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 7, 2012, Panache acquired $25,000 of the Evolution (formerly Benchmark) note dated October 26, 2011 (see Note 4).  The Company agreed to modify the terms of the new note whereas it is convertible at any time into the Company’s common stock at a 50% discount to the future stock price, as defined in the amended note.

On November 9, 2012, Southridge converted $12,190 of principal of its note into 16,253,333 shares of common stock at a conversion price of $0.00075 per share.

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

Results of Continuing Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue. For the three months ended September 30, 2012, our revenue was $25,868, compared to $26,874 for the same period in 2011, representing a decrease of 3.7%.

Gross Profit (Loss). For the three months ended September 30, 2012, our gross profit was $25,415, compared to a gross loss of $49,460 for the same period in 2011. This change is due to lower costs.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative expenses were $367,801 compared to $559,867 for the same period in 2011, a decrease of 34.3%.  This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $371,037 to $71,745, or 156% of the decrease) therefore selling, general and administrative expenses actually increased (from $188,830 to $296,056), net of stock-based compensation and settlements and other expenses related to the next phase of the Company’s rollout of its services.

Net Loss. We generated net losses from continuing operations of $541,311 for the three months ended September 30, 2012 compared to $771,796 for the same period in 2011, a decrease of 30%.  The net losses without the effect of the recording of stock-based compensation was $469,566 and $400,759 for the three months ended September 30, 2012 and 2011, respectively.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue. For the nine months ended September 30, 2012, our revenue was $89,883 compared to $78,836 for the same period in 2011, representing an increase of 14%. This increase in revenue was primarily attributable to the effect of growth of the eLayaway brand.

Gross Profit (Loss). For the nine months ended September 30, 2012, our gross profit was $86,047, compared to a gross loss of $142,018 for the same period in 2011. This change is due to increased revenue offset by lower costs.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses were $1,538,841 compared to $2,005,935 for the same period in 2011, a decrease of 23%.  This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $1,377,793 to $508,318, or 186% of the decrease) therefore selling, general and administrative expenses actually increased (from $628,142 to $1,030,523), net of stock-based compensation and settlements and other expenses related to the next phase of the Company’s rollout of its services.

Net Loss. We generated net losses from continuing operations of $2,010,298 for the nine months ended September 30, 2012 compared to $2,681,383 for the same period in 2011, a decrease of 25%.  The net losses without the effect of the recording of stock-based compensation was $1,501,980 and $1,303,590 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $4,202 (includes $2,812 of cash included in assets attributable to discontinued operations). We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $753,962 for the nine months ended September 30, 2012, and we used cash in operations of $693,625 during the same period in 2011. The principal elements of cash flow from operations for the nine months ended September 30, 2012 included a net loss of $2,123,045, offset primarily by stock-based compensation and settlements of $508,318.

Cash used in investing activities was $4,454 for the nine months ended September 30, 2012, compared to $2,586 during the comparable period in 2011.

Cash provided by our financing activities was $733,160 for the nine months ended September 30, 2012, compared to cash generated of $615,000 during the comparable period in 2011. This increase was primarily attributed to a concentrated effort of capital procurement in 2012 compared to 2011.

As of September 30, 2012, current liabilities exceeded current assets by 6.5 times (12.2 times for continuing operations). Current assets increased from $330,188 at December 31, 2011 to $485,862 at September 30, 2012 whereas current liabilities increased from $2,295,784 at December 31, 2011 to $3,198,599 at September 30, 2012.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $89,883 and net losses from continuing operations of $2,010,298 ($2,123,045 in net losses) ($508,318 represents stock-based compensation and settlements) for the nine months ended September 30, 2012 compared to sales of $78,836 and net loss of $2,681,383 ($1,377,793 represents stock-based compensation and settlements) for the nine months ended September 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $2,712,737, $2,700,218 and $17,644,561, respectively, at September 30, 2012, and used cash in operations of $753,962 in the nine months ended September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Adjusted Net Loss from Continuing Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss from continuing operations	$(541,311)	$(771,796)	$(2,010,298)	$(2,681,383)
Less:
Amortization of beneficial conversion feature	(189,531)	-	(253,648)	-
Amortization of loan fee - debt issue discount	(189,415)	-	(238,162)	-
Accretion of put premium	-	-	(9,052)	-
Debt issue cost	310,822	-	(35,859)	-
Change in fair value of embedded option	18,531	-	222,150	-

Adjusted net loss from continuing operations	$(491,718)	$(771,796)	$(1,695,727)	$(2,681,383)

Weighted average shares outstanding
- basic and diluted	85,032,289	40,121,538	73,747,888	33,866,612

Adjusted basic and diluted net loss per share for continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.08)

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

Adjusted EBITDA from Continuing Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss from continuing operations	$(541,311)	$(771,796)	$(2,010,298)	$(2,681,383)
Less:
Depreciation and amortization	(24,412)	(2,460)	(66,247)	(7,378)
Stock-based compensation	(71,745)	(371,037)	(508,318)	(1,377,793)
Interest expense	(118,407)	(119,698)	(214,220)	(496,416)
Amortization of beneficial conversion feature	(189,531)	-	(253,648)	-
Amortization of loan fee - debt discount	(189,415)	-	(238,162)	-
Accretion of put premium	-	-	(9,052)	-
Debt issue cost	310,822	-	(35,859)	-
Change in fair value of embedded option	18,531	-	222,150	-
Loss on share repurchase	(150,461)	-	(150,461)	-
Loss on conversion	(17,956)	-	(17,956)	-
Gain on unclaimed liabilities	98,823	-	98,823	-
Loss on settlement of accounts payable	(3,223)	(54,022)	(3,223)	(53,122)
Gain on conversion of accounts payable	3,980	-	5,580	-
Gain on settlement of debt	23,507	-	23,507	-
Gain on extinguishment of debt	14,099	11,250	14,099	16,108

Adjusted EBITDA from continuing operations	$(245,923)	$(235,829)	$(877,311)	$(762,782)

Weighted average shares outstanding
- basic and diluted	85,032,289	40,121,538	73,747,888	33,866,612

Adjusted basic and diluted net loss per share for continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

On October 17, 2012, the Company entered into a settlement agreement with Douglas Pinard, a former owner and employee of the Company’s subsidiary, CSP.  The Company and Mr. Pinard currently have a dispute regarding whether Mr. Pinard has since complied with the settlement agreement.

Dr. Robert Salie, a noteholder and shareholder of the Company, and the father of Douglas Salie, the former CEO and Chairman of the Company who was terminated in December 2011, has been in discussion with the Company regarding the agreements between the Company and him and has threatened litigation.

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

On May 29, 2012, the Company converted $10,500 of accounts payable into 420,000 shares of common stock at a conversion price of $0.025 per share.

On June 25, 2012, the Company converted $5,000 of accounts payable into 200,000 shares of common stock at a conversion price of $0.025 per share.

On August 3, 2012, the Company issued Douglas Pinard (“Pinard”) and Richard St. Cyr (“St. Cyr”) each 535,000 shares of common stock as contractually obligated in regards to the Company’s purchase of CSP.

On August 18, 2012, the Company issued to American Capital Ventures 500,000 shares of common stock as contractually obligated in regards to a consulting agreement.  These shares were previously recorded as issuable common stock.

On August 27, 2012, Evolution converted $25,000 of its convertible promissory note into 3,246,753 shares of common stock at a conversion price of $0.0077 per share.

 On September 6, 2012, Asher converted $10,000 of its convertible promissory note dated February 1, 2012 into 1,724,138 shares of common stock at a conversion price of $0.0058 per share.

On September 18, 2012, the Company sold 37,500,000 shares of common stock in exchange for $150,000.

On September 20, 2012, Southridge was issued 7,619,048 shares of common stock in regards to a provision in their conversion of their note and its respective reset clause.  An additional 7,619,048 shares of common stock remain issuable under this reset.

On September 27, 2012, SGI Group, LLC converted $6,100 of its Convertible Promissory Note into 4,206,896 shares of common stock at a conversion price was $0.00145 per share.

On September 27, 2012, Star City Capital, LLC converted $12,200 of its $25,000 note into 8,413,793 shares of common stock at a conversion price of $0.00145 per share.

On October 1, 2012, as a condition of an agreement with St. Cyr, the Company issued the remaining 1,070,000 contractually obligated shares of common stock.

On October 18, 2012, Southridge converted $5,480 of its note into 8,430,769 shares of common stock at a conversion price of $0.00065 per share.

On October 12, 2012, as a condition of the note and its reset clause, Star City Capital, LLC was issued an additional 5,939,148 shares of common stock.

On October 12, 2012, as a condition of the note and its reset clause, SGI Group, LLC was issued an additional 2,969,574 shares of common stock.

On October 17, 2012, as a condition of a settlement agreement with Pinard, the Company issued the remaining 1,070,000 contractually obligated shares of common stock.

On October 22, 2012, SGI converted $2,600 of principal and accrued interest of $18 of the note acquired on September 26, 2012 (see Note 4) into 4,028,400 shares of common stock at a conversion price of $0.00065 per share.

On November 5, 2012, SGI converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Star City converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 9, 2012, Southridge Partners II, LP converted $12,190 of its $56,000 note into 16,253,333 shares of common stock at a conversion price of $0.00075 per share.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated September 30, 2012.

Notes and convertible notes
Gary Kline (1)	$56,000
Gary Kline (2)	55,000
James E. Pumphrey (1)	25,883
Evolution Capital, LLC (1)	50,000
Evolution Capital, LLC (1)	50,000
Evolution Capital, LLC (1)	25,000
Reserve Capital, LLC (1)	50,000
Evolution Capital, LLC (1)	100,000
Hanson Capital, LLC (1)	100,000
KAJ Capital, LLC (1)	25,000
Robert Salie - Line of Credit (2)	400,000
Salie Family Limited Partnership (1) (2)	50,000
Transfer Online, Inc. (1)	95,000
Transfer Online, Inc. (2)	55,000
Susan Jones (2)	58,333
Subtotal	$1,195,216

Notes, convertible notes, and lines of credit payable to related parties
Lakeport Business Services, Inc. (2)	47,235
Bruce Harmon (2)	157,260
Lakeport Business Services, Inc. - Line of Credit (1)	213,095
Subtotal	$417,590
Total	$1,612,806
__________
(1) In default.
(2) Not in default as of September 30, 2012 but in default as of the date of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On November 9, 2012, John Wittler, a director, resigned due to personal reasons.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
3.4 (3)	Certificate of Designation of the Preferences and Rights of Series F Preferred Stock
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

ELAYAWAY, INC.

Date: November 14, 2012	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer