Form 10-K
period 2012-12-31
eLayaway, Inc.
filed 2013-04-03
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-K
_________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 333-148516
_________________________________________

ELAYAWAY, INC.
 (Exact name of registrant as specified in its charter)
_________________________________________

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

Common Stock, $0.001 Par Value
(Title of class)
_________________________________________

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

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,000,922, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.015.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 28, 2013 the registrant had 1,961,840,674 shares of its Common Stock, $0.001 par value, outstanding.

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
(4) Acquired and discontinued in 2012

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

The eLayawayMALL, the Internet’s largest layaway marketplace, provides eLayaway members with a place to purchase a variety of products and services made available through an affiliate relationship with name brand retailers. The mall provides a platform for affiliates and merchants to present their offering to consumers.

PlanItPay.com, Inc.

PlanItPay.com is an eCommerce merchant supported by a network of affiliate relationships.

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

Centralized Strategic Placements, Inc.

CSP is a company whose technology supports member-based shopping exchanges that serve 14 million Federal Government employees, various retailer partners, distributors and manufacturers. Acquired in February 2012, the Company’s mall technology and merchant network provides a solid technological foundation from which to build and support hosted retail environments.  On October 1 2012, the Company discontinued the operations of CSP and, through a licensing agreement with Channel Worth, owned by one of the former owners of CSP, has restructured and begun manufacturing a hosted retail platform called CSPEX.  This technology is the core of eLayaway’s Hosted Layaway environment for retailers.

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

eLayaway.com supports the traditional retail industry at large.  This includes both online and brick and mortar retailers that sell general merchandise such as electronics, jewelry, appliances, toys, apparel, automotive, etc.  Major merchants/affiliates include Best Buy®, The Home Depot®, Bass Pro Shop®, Apple®, Hyatt®, Ace®, GNC®, Mattel®, Radio Shack®, and others.

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

Consumers

The consumers that utilize our online payment processor are not defined by any particular segment of the population as our service is used for anything from putting back-to-school items on layaway to putting season tickets for a professional sports team on layaway.  Although the average layaway is around $450, our layaways have historically ranged from approximately $25 to $19,000.  The consumers, due to the economic situations, have evolved into “planners” and are grasping the budget concepts which parallels the concept of what eLayaway can accommodate.

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

We have several product/service initiatives under development:

Onsite Advertising Program

Merchants and affiliates are now able to advertise within the eLayawayMALL and member emails.  The ability to offer and manage advertising throughout the eLayaway sites was the result of technology acquired from CSP.

eLayaway Hosted Mall Upgrades

The scope of the eLayawayMALL.com, has expanded to allow existing eLayaway merchants and affiliates to buy advertising space in the mall and to upload and manage their own products and services within the mall. The acquisition of CSP brought with it the capabilities and programming needed to develop this initiative.

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

Intellectual Property

Patents

We had a U.S. Provisional systems patent pending (Serial No. 60/727,519), non-provisional, executed inventor assignment document (Serial No. 11/550,301) for “Electronic Payment System and Method.” The patents are filed under the company name MDIP, LLC, which is a partnership incorporated for the full purpose of accommodating the Company’s current and future patents.  The partnership was wholly-owned by eLayaway.com, Inc. until MDIP, LLC was dissolved in 2010 and all rights of MDIP, LLC were assigned to eLayawayCOMMERCE, Inc.  On January 31, 2013, the Company filed a United States Provisional Patent Application for a customizable layaway and payment system.

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

Employees

As of March 10, 2012, we had a total of five full time employees and four part-time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Property

We lease approximately 3,000 square feet of office space in Tallahassee pursuant to a lease that will expire on January 31, 2015. This facility serves as our corporate headquarters.

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

We were formed on September 8, 2005 and have reported annual net losses since inception. For our year ended December 31, 2012 and 2011, we experienced net losses of $2,952,594 and $4,032,982, respectively.  We used cash in operating activities of $1,063,322 and $1,120,069 in 2012 and 2011, respectively.  As of December 31, 2012, we had an accumulated deficit of $18,586,857. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2012, our available cash balance was $22,823. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We began operations in September 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $116,153 and $105,400 for the years ended December 31, 2012 and 2011, respectively.  As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

The Company has convertible notes with a potential of significant dilution to the current amount of common stock outstanding.

The Company has $1,402,423 of convertible notes which would convert into 959,666,274 shares of common stock based on the closing price as of December 31, 2012 ($0.0015).  The convertible notes have beneficial conversion features with a discount of 30% to 50% of the current market price.

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 7 of the Notes to the Consolidated Financial Statements dated December 31, 2012.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Gary Kline	55,000
Gary Kline	75,000
Gary Kline	23,500
James E. Pumphrey	25,883
Evolution Capital, LLC	25,000
Evolution Capital, LLC	75,000
Marina Development, LLC	19,350
Keith Sazer	5,250
Hanson Capital, LLC	100,000
KAJ Capital, LLC	25,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Transfer Online, Inc.	15,400
Transfer Online, Inc.	25,000
Transfer Online, Inc.	35,000
Transfer Online, Inc.	45,000
Transfer Online, Inc.	55,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Susan Jones	58,333
SGI Group, LLC	6,419
Ventana Capital Partners, Inc.	20,000
Star City Capital, LLC	20,000
Southridge Partners II, LP	155,225
Southridge Partners II, LP	45,000
Southridge Partners II, LP	55,300
WHC Capital, LLC	24,909
Southridge Partners II, LP	11,375

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	157,260
Bruce Harmon	10,000
Lakeport Business Services, Inc.	47,235
Lakeport Business Services, Inc. - Line of Credit	213,095
Total	$1,971,534

Sergio A. Pinon, our chief executive officer and vice-chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Sergio A. Pinon beneficially owns, as of December 31, 2012, approximately 1.0% of our outstanding shares of common stock and voting preferred stock.  As of March 28, 2013, Mr. Pinon beneficially owns approximately 2.7% of our outstanding shares of common stock and voting preferred stock (56,500,000 shares of common stock, 251,006 shares of Series E preferred stock, and 1,000,000 shares of Series G preferred stock).  The Series E preferred stock has super voting rights of fifteen votes for every one share.  The Series G preferred stock has super voting rights of ten thousand votes for every one share.  Therefore, he controls 0.6% and 76.3% of the outstanding voting rights at December 31, 2012 and March 15, 2013, respectively.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Bruce Harmon, our chief financial officer and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon beneficially owns, as of December 31, 2012, approximately 3.4% of our outstanding shares of common stock and voting preferred stock.  As of March 28, 2013, Mr. Harmon beneficially owns approximately 3.4% of our outstanding shares of common stock and voting preferred stock (56,505,000 shares of common stock, 5,812,517 shares of Series E preferred stock, and 9,848,432 shares of Series F preferred stock).  The Series E preferred stock and Series F preferred stock has super voting rights of fifteen and one hundred votes for every one share, respectively.  Therefore, he controls 62.1% and 8.6% of the outstanding voting rights at December 31, 2012 and March 15, 2013, respectively.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Dr. Robert Salie, father of former officer and director Douglas Salie, a note holder of the Company, filed a lawsuit in January 2012 alleging default on the two notes payable which could materially affect the Company.

The Company was served on January 30, 2013 in Dr. Robert Salie v eLayaway, Inc. with claims on two notes payable to Dr. Salie and/or an entity controlled by him.  The two notes payable in principal are $450,000 plus accrued interest.  The Company does not deny the claim and has attempted to negotiate a payment arrangement prior to the lawsuit which Dr. Salie refused to address.  The Company does not have the cash nor any material assets.  Therefore, the legal fees required to deal with this lawsuit along with the potential awards by the court could severely impact the operations of the Company and its shareholders and could most likely cause the Company to declare bankruptcy.  The Company is investigating any potential wrongdoing by Douglas Salie, while serving as an officer and director of the Company, and Dr. Salie, which potentially could indicate alleged collusion in one or more areas of contention between Dr. Salie and the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 3,000 square feet of office space in Tallahassee pursuant to a lease that will expire on January 31, 2015. This facility serves as our corporate headquarters.

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

In October 2012, Douglas Pinard, a former owner of CSP (see Note 2), resigned from the Company.  Certain monies were due to Mr. Pinard related to accrued payroll and notes payable.  Mr. Pinard threatened litigation whereas both parties agreed upon a settlement requiring the Company to pay Mr. Pinard a settlement of $40,000 for those liabilities.  The Company paid Mr. Pinard $20,000 according to the conditions of the settlement agreement.  The Company then notified Mr. Pinard that in its opinion, Mr. Pinard had allegedly breached the settlement agreement by not returning all of the Company’s assets which Mr. Pinard had in his possession at the time of termination.  Therefore, the final $20,000 was not paid to Mr. Pinard.  Due to the nonpayment, Mr. Pinard alleges that the Company breached the settlement agreement.  Mr. Pinard indicated that he would seek legal recourse.  As of the date of this report, no further actions have been taken by Mr. Pinard.

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest.  The Company has not responded to that lawsuit.  In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ELAY.OB.”  As of December 31, 2012, the Company’s common stock was held by 325 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2009 (for Tedom Capital, Inc.).  The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2012		2011
	High	Low	High	Low

First Quarter	$0.05	$0.021	$0.28	$0.028
Second Quarter	$0.035	$0.0115	$0.24	$0.10
Third Quarter	$0.017	$0.0027	$0.24	$0.11
Fourth Quarter	$0.0075	$0.0014	$0.14	$0.02

The Company’s transfer agent is Transfer Online, Inc., of Portland, Oregon.

Dividend Distributions

We have not historically distributed dividends to stockholders.

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
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customerwith respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

Results of Continuing Operations

Revenue. For the year ended December 31, 2012, our revenue was $116,153, compared to $105,400 for the same period in 2011, representing an increase of 16.1%. This increase in revenue was primarily attributable to increased sales.  Actual revenue for 2012, including discontinued operations, was $195,092, which was an increase of $78,939, or 74.9%.

Gross Profit (Loss). For the year ended December 31, 2012, our gross profit was $66,545, compared to a gross loss of $198,240 for the same period in 2011, representing a decrease of 66.4%. This decrease in our gross loss resulted primarily from the decrease in cost of sales ($49,608 and $303,640, for the year ended December 31, 2012 and 2011, respectively), which primarily was due to the decrease in payroll costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2012, selling, general and administrative expenses were $1,764,407 compared to $3,040,471 for the same period in 2011, a decrease of 42.0%.  This decrease was primarily caused primarily by stock-based compensation and settlements (from $2,085,314 to $492,812, or 124.8% of the total decrease).  The actual selling, general and administrative expenses, without the stock-based compensation and settlements, was $1,271,595 and $955,157 for the period ended December 31, 2012 and 2011, respectively.  The actual increase in 2012 was $316,438, which were increases to several accounts.

Net Loss. We generated net losses of $2,952,594 for the year ended December 31, 2012 compared to $4,032,982 for the same period in 2011, a decrease of 26.8% which is primarily due to the decrease in stock-based compensation offset by the increase in professional fees.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $22,823. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,063,322 for the year ended December 31, 2012, and we used cash in operations of $1,120,069 during the same period in 2011. The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of $2,952,594, offset by stock-based compensation and settlements of $492,812.

Cash used in investing activities during the year ended December 31, 2012 was $4,454 compared to $2,586 during the same period in 2011.

Cash generated in our financing activities was $1,061,141 for the year ended December 31, 2012, compared to cash generated of $1,052,014 during the comparable period in 2011. This increase was primarily attributed to a concentrated effort of capital procurement in 2012 compared to 2011.

As of December 31, 2012, current liabilities exceeded current assets by 13.0 times. Current assets decreased from $330,188 at December 31, 2011 to $207,367 at December 31, 2012 whereas current liabilities increased from $2,295,784 at December 31, 2011 to $2,701,949 at December 31, 2012.

	For the years ended December 31,
	2012	2011

Cash used in operating activities	$(1,063,322)	$(1,120,069)
Cash used in investing activities	(4,454)	(2,586)
Cash provided by financing activities	1,061,141	1,052,014

Net changes to cash	$(6,635)	$(70,641)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $116,153 and net losses of $2,952,594 ($492,812 represents stock-based compensation and settlements) for the year ended December 31, 2012 compared to sales of $105,400 and net losses of $4,032,982 ($2,085,314 represents stock-based compensation and settlements) for the year ended December 31, 2011.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $2,494,582, $2,483,876 and $18,586,857, respectively, at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2012 and 2011.

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

•	Cancellation fees ($25 per cancellation) which are charged to eLayaway members upon cancellation of their order and recognized on the cancellation date.
•	Merchant subscription fees which are either monthly merchant service fees recognized pro rata over the service period or transaction fees recognized at the point-of-sale.
•	Advertising income derived from the web site of CSP.
•	Interest income derived from the customer deposit account which is included as income.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
eLayaway, Inc.

We have audited the accompanying consolidated balance sheet of eLayaway, Inc. and Subsidiaries as of December 31, 2012 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for that year in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLayaway, Inc. and Subsidiaries as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss of $2,952,594 and $4,032,982 in 2012 and 2011, respectively, and used cash for operating activities of $1,063,322 and $1,120,069 in 2012 and 2011, respectively.  At December 31, 2012, the Company had a working capital deficiency, shareholders’ deficiency and accumulated deficit of $2,494,582, $2,483,876 and $18,586,857, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM CERTIFIED PUBLIC ACCOUNTANTS
Clearwater, Florida
March 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
eLayaway, Inc.

We have audited the accompanying consolidated balance sheets of eLayaway, Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLayaway, Inc. and Subsidiaries as of December 31, 2011 and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $4,032,982 in 2011 and used cash for operating activities of $1,120,069 in 2011.  At December 31, 2011, the Company had a working capital deficiency, shareholders’ deficiency and accumulated deficit of $1,965,596, $1,936,758 and $15,634,263, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 19, 2012

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

	2012	2011

ASSETS

Current assets
Cash	$22,823	$29,458
Segregated cash for customer deposits	86,054	155,654
Other receivable	50,000	-
Prepaid expenses	47,954	145,076
Assets attributable to discontinued operations	536	-

Total current assets	207,367	330,188

Property and equipment, net	2,195	11,793

Intangibles, net	3,844	4,275

Other assets	4,667	12,770

Total assets	$218,073	$359,026

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,665,991	$297,572
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	427,590	652,452
Accounts payable	165,449	358,977
Accounts payable to related parties	18,920	14,445
Accrued liabilities	249,110	252,978
Liability to guarantee equity value	25,000	160,000
Deposits received from customers for layaway sales	85,604	126,313
Embedded conversion option liability	64,285	433,047

Total current liabilities	2,701,949	2,295,784

Total liabilities	2,701,949	2,295,784

Commitments and contingencies (Note 10)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 7,939,724 and 0
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	7,940	3,596
Series F preferred stock, $0.001 par value, 10,000,000 shares designated, 9,848,432 and 0
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	9,848	-
Common stock, par value $0.001, 1,000,000,000 shares authorized, 634,308,656 and
48,548,773 shares issued, issuable and outstanding, respectively, and (73,360,937 and	634,309	48,549
229,455 shares issuable, respectively)
Additional paid-in capital	15,450,884	13,645,360
Accumulated deficit	(18,586,857)	(15,634,263)

Total shareholders' deficiency	(2,483,876)	(1,936,758)

Total liabilities and shareholders' deficiency	$218,073	$359,026

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2012	2011

Sales	$116,153	$105,400
Cost of sales	49,608	303,640

Gross profit (loss)	66,545	(198,240)

Selling, general and administrative expenses
(includes $492,812 and $2,085,314 for the years ended
December 31, 2012 and 2011, respectively, of stock-based
compensation and settlements)	1,764,407	3,040,471
	-
Loss from continuing operations	(1,697,862)	(3,238,711)

Other income (expense)
Interest expense	(1,149,016)	(808,968)
Change in fair value of embedded conversion option liability	222,150	50,270
Gain on conversion of accounts payable	5,580	-
Loss on share repurchase	(150,461)	-
Gain (loss) on settlements of liabilities, net	40,756	(43,181)
Loss on conversion of debt into common stock	(197,979)	-
Gain on unclaimed liabilities	98,823	-
Loss on disposition of discontinued operations	(231,420)	-
Gain on extinguishment of debt	198,083	7,608
Total other income (expense), net	(1,163,484)	(794,271)

Net loss from continuing operations	(2,861,346)	(4,032,982)

Net loss from discontinued operations	(91,248)	-

Net loss	$(2,952,594)	$(4,032,982)

Basic and diluted net loss per share - continuing operations	$(0.02)	$(0.11)
Basic and diluted net loss per share - discontinued operations	$(0.00)	$-
Basic and diluted net loss per share	$(0.02)	$(0.11)

Weighted average shares outstanding
- basic and diluted	136,640,620	36,991,456

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Common Stock Issuable		Common Stock		Subscription	Additional Paid-in	Loss from Discountinued	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Operations	Deficit	(Deficit)

Balance, December 31, 2010	1,854,013	$ 1,854	2,788,368	$ 2,788	3,142,452	$ 3,142	186,242	$ 186	-	$ -			-	$ -	21,090,158	$21,091		$10,302,925		$(11,601,281)	(1,269,295)
Options expense																		297,605			297,605
Warrants expense																		425,271			425,271
Conversion of preferred to common	(1,854,013)	(1,854)	(2,788,368)	(2,788)	(3,142,452)	(3,142)	(186,242)	(186)	-	-					7,971,075	7,970					-
Conversion of note payable															3,400,000	3,400		311,600			315,000
Conversion of payroll into warrants																		84,600			84,600
Conversion of payroll into Series E preferred stock									1,450,603	1,451								172,621			174,072
Beneficial Conversion Feature																		591,351			591,351
Issuance of common stock to non- employees for services															8,275,000	8,276		914,558			922,834
Issuance of common stock to employees for services															4,650,000	4,650		237,850			242,500
Conversion of accounts payable													229,455	$ 229	310,112	310		45,759			46,298
Cancellation of common stock															(1,830,999)	(1,831)		1,831			-
Cancellation of options																		(1,749)			(1,749)
Common stock issued for loan fees															444,448	444		39,556			40,000
Conversion of payroll, notes payable and liabilities into Series E preferred stock									2,145,219	2,145								149,877			152,022
Vesting of common stock															3,000,000	3,000		(3,000)			-
Conversion of notes payable and liabilities of Landlord															1,009,524	1,010		74,705			75,715
Net loss - 2011	-	-	-	-	-	-	-	-	-	-			-	-	-	-		-		(4,032,982)	(4,032,982)
Balance, December 31, 2011	-	$ -	-	$ -	-	$ -	-	$ -	3,595,822	$ 3,596			229,455	$ 229	48,319,318	$48,320		$13,645,360		$(15,634,263)	$(1,936,758)
Options expense																		10,135			10,135
Warrants expense																		5,571			5,571
Beneficial Conversion Feature-Kline $56k notes																		50,000			50,000
Beneficial Conversion Feature-Kline modification																		34,000			34,000
Common stock issued for loan fees															69,444	69		2,431			2,500
Common stock issued for services															1,250,000	1,250		48,750			50,000
Conversion of payroll into Series E preferred stock									1,190,476	1,190								28,810			30,000
Issuance of common stock to officers and directors for services															6,000,000	6,000		145,200			151,200

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Common Stock Issuable		Common Stock		Subscription	Additional Paid-in	Loss from Discountinued	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Operations	Deficit	(Deficit)

Conversion of options and warrants to common stock															4,265,314	4,265		103,221
Issuable stock issued													(229,455)	(229)	229,455	229					-
Issuance of common stock for acquisition of Centralized Strategic Placements, Inc.													3,210,000	3,210	1,070,000	1,070		124,120			128,400
Sale of restricted stock													4,666,667	4,667			(30,000)	65,333			40,000
Subscription receivable collected																	30,000				30,000
Issuable issued													(4,666,667)	(4,667)	4,666,667	4,667					-
Conversion of debt															974,658	975		15,692			16,667
Sale of restricted stock															4,669,333	4,669		65,371			70,040
Issuance of warrants																		25,500			25,500
Amortization of options																		10,135			10,135
Conversion of AP into common stock															620,000	620		13,280			13,900
Issuance of stock - guaranteed issue															5,883,920	5,884		129,116			135,000
Conversion of warrants into common stock																		1,128			1,128
Stock issued for services													500,000	500				9,500			10,000
Conversion of NP into common stock - Evolution															3,246,753	3,247		32,468			35,715
Issuable issued													(500,000)	(500)	500,000	500					-
Issuable issued													(1,070,000)	(1,070)	1,070,000	1,070					-
Conversion of NP into common stock - Asher															1,724,138	1,724		15,517			17,241
Sale of restricted stock													37,500,000	37,500				112,500			150,000
Amortization of options																		10,135			10,135
Conversion of AP into Series F											3,787,826	3,788						26,515			30,303
Conversion of liabilities into Series E									5,213,702	5,214								52,137			57,351
Conversion of NP into common stock - Southridge															6,666,667	6,667		70,000			76,667
Reset on Southridge conversion													7,619,048	7,619	7,619,048	7,619		(15,238)			-
Conversion of NP into common stock - SGI															4,206,896	4,207		1,893			6,100
Conversion of NP into common stock - Star City															8,413,793	8,414		3,786			12,200
Adjustment of Premium due to conversions-Star City and SGI																		18,300			18,300
Issuance of Series F for personal guarantee											6,060,606	6,061						13,939			20,000
Repurchase of Series E in exchange for N/P									(2,060,276)	(2,060)								(4,739)			(6,799)
Adjustment of derivatives due to conversions																		10,714			10,714
Issuable issued													(7,619,048)	(7,619)	7,619,048	7,619					-
Issuable issued													(1,070,000)	(1,070)	1,070,000	1,070					-

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Common Stock Issuable		Common Stock		Subscription	Additional Paid-in	Loss from Discountinued	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Operations	Deficit	(Deficit)

Issuable issued													(1,070,000)	(1,070)	1,070,000	1,070					-
Conversion of NP into common stock - Southridge															8,430,769	8,431					8,431
Conversion of NP into common stock - Southridge															8,433,333	8,433					8,433
Conversion of NP into common stock - Southridge															16,253,333	16,253					16,253
Conversion of NP into common stock - Southridge															16,242,857	16,243					16,243
Conversion of NP into common stock - Southridge															23,928,571	23,929					23,929
Conversion of NP into common stock - Southridge															32,171,429	32,171					32,171
Conversion of NP into common stock - Southridge															4,373,077	4,373					4,373
Reset on Southridge conversion															1,311,923	1,312					1,312
Conversion of NP into common stock - Southridge															27,807,692	27,808					27,808
Conversion of NP into common stock - Southridge															8,342,308	8,342					8,342
Conversion of NP into common stock - Southridge															13,850,000	13,850					13,850
Conversion of NP into common stock - Southridge															32,166,667	32,167					32,167
Conversion of NP into common stock - Southridge															32,208,333	32,208					32,208
Conversion of NP into common stock - Marina															9,438,367	9,438					9,438
Conversion of NP into common stock - Mauriello															18,583,657	18,584					18,584
Conversion of NP into common stock - Mauriello													14,278,267	14,278							14,278
Conversion of NP into common stock - Sazer															9,297,943	9,298					9,298
Conversion of NP into common stock - SGI															15,113,467	15,113					15,113
Conversion of NP into common stock - SGI															8,664,771	8,665					8,665
Conversion of NP into common stock - SGI															3,389,433	3,389					3,389
Conversion of NP into common stock - SGI															4,028,400	4,028					4,028
Conversion of NP into common stock - SGI															8,513,160	8,513					8,513
Conversion of NP into common stock - SGI															18,889,371	18,889					18,889
Conversion of NP into common stock - SGI															10,193,857	10,194					10,194
Reset on SGI conversion															2,969,574	2,970					2,970
Reset on Star City conversion															5,939,148	5,939					5,939

See accompanying notes to consolidated financial statements

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Common Stock Issuable		Common Stock		Subscription	Additional Paid-in	Loss from Discountinued	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Operations	Deficit	(Deficit)

Conversion of NP into common stock - Star City															8,513,180	8,513					8,513
Conversion of NP into common stock - Star City															18,889,371	18,889					18,889
Conversion of NP into common stock - Star City															3,938,246	3,938					3,938
Reset on Star City conversion													3,754,061	3,754		-					3,754
Conversion of NP into common stock - WHC															7,286,000	7,286					7,286
Conversion of NP into common stock - WHC															12,695,000	12,695					12,695
Conversion of NP into common stock - WHC															12,526,279	12,526					12,526
Conversion of NP into common stock - WHC													17,828,609	17,829							17,829
Conversion of NP into common stock - Asher															9,473,684	9,474					9,474
Conversion of NP into common stock - Asher															9,247,312	9,247					9,247
Conversion of NP into common stock - Asher															9,450,549	9,451					9,451
Conversion of NP into common stock - Asher															8,217,178	8,217					8,217
Conversion of NP into common stock - Asher															2,191,781	2,192					2,192
Amortization of options																		10,135			10,135
Put premiums on notes																		580,870			580,870
Conversion rescinded															(3,246,753)	(3,247)		(32,468)			(35,715)
Gain on extinquishment of convertible debt																		11,767			11,767
Net loss - 2012	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(91,428)	(2,861,346)	(2,861,346)

Balance, December 31, 2012	-	$ -	-	$ -	-	$ -	-	$ -	7,939,724	$ 7,939	9,848,432	$ 9,849	73,360,937	$ 73,361	560,947,719	$ 560,948	$ -	$ 15,450,884	$ (91,428)	$(18,495,609)	$ (2,402,477)

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011

Cash flows from operating activities:
Net loss	$(2,952,594)	$(4,032,982)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,928	9,691
Amortization of intangibles	55,520	432
Bad debt expense	1,668	-
Amortization of debt discounts to interest expense	437,833	696,168
Amortization of debt issue costs to interest expense	38,443	2,230
Issuance of note for legal services	25,000	-
Issuance of note for accrued payroll	10,000	-
Grant of warrants for services	31,071	425,271
Grant of options for services	30,405	295,856
Common stock granted for services	152,060	755,666
Loss on conversion of debt into common stock	-	-
Expense for exchange of options and warrants into common stock	108,614	-
Amortization of stock-based prepaids	218,346	608,521
Gain on settlement of payroll with common stock	-	(9,400)
Gain on extinguishment of debt	(198,083)	(16,108)
Gain on settlement of liabilities	(46,336)	-
Gain on unclaimed liabilities	(98,823)	-
Loss on disposition of CSP	231,420	-
Compensation expense for returned shares	150,461	-
Adjustment of derivatives for conversion of notes	241,494	-
Accretion of put premium into interest expense	9,052	-
Loss on settlement of payroll for preferred stock	-	82,867
Loss on settlement of accounts payable for common stock	804,735	(21,786)
Change in fair value of embedded conversion option liability	(215,731)	(50,270)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	69,600	(108,050)
Other receivable	(50,000)	-
Prepaid expenses	97,122	(10,524)
Other assets	8,103	-
Accounts payable	(193,528)	(5,580)
Accounts payable to related parties	4,475	94,906
Accrued expenses	(3,868)	104,967
Deposits received from customers for layaway sales	(40,709)	58,055
Net cash used in operating activities	(1,063,322)	(1,120,069)

Cash flows from investing activities:
Acquisition of fixed assets	(901)	(2,586)
Cash acquired in acquisition	2,447	-
Cash paid in acquisition	(6,000)	-
Net cash used in investing activities	(4,454)	(2,586)

Cash flows from financing activities:
Proceeds from related party loans	273,272	760,000
Proceeds from loans	615,481	565,000
Repayment of loans	(45,152)	(17,986)
Repayment of related party loans	(65,000)	(255,000)
Payment of loan fee	(7,500)	-
Sale of common stock	290,040	-
Net cash provided by financing activities	1,061,141	1,052,014

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011

Net increase (decrease) in cash	(6,635)	(70,641)

Cash at beginning of period	29,458	100,099

Cash at end of period	$22,823	$29,458

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,405	$4,321

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Settlement of payroll with warrants	$-	$94,000

Acquisition of Centralized Strategic Placements, Inc.	$242,402	$-

Conversion of convertible notes payable to common stock	$-	$340,000

Reclassification of equity to liability for guarantee of equity value	$-	$160,000

Reclassification of liability to equity for expiration of guarantee	$135,000	$135,000

Debt discounts for benefical conversion features values	$99,616	$345,000

Extinguishment of beneficial conversion debt discount to APIC	$-	$64,687

Debt modification increase in fair value of embedded conversion options	$-	$2,245

Settlement of accounts payable with common stock	$-	$18,500

Return of Series E preferred stock	$6,799	$-

Common stock issued for legal services	$37,800	$-

Debt discounts for loan fees	$6,000	$-

Conversion of loan fees to common stock	$2,500	$40,000

Conversion of notes payable and liabilities to common stock	$-	$75,715

Capitalization of accrued interest to convertible note payable	$6,000	$-

Settlement of accounts payable for Series E preferred stock	$30,000	$-

Conversion of related party liabilities into Series E preferred stock	$38,691	$272,072

Conversion of related party liabilities into Series F preferred stock	$10,765	$-

Common stock issued for services	$60,000	$-

Conversion of debt to common stock including premium	$164,934	$-

Conversion of accounts payable to common stock	$15,500	$19,298

Conversion of convertible preferred stock into common stock	$-	$7,970

Embedded conversion option liability	$24,815	$483,317

See accompanying notes to consolidated financial statements.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company,” “we,” “us,” “our,” or “eLayaway”) is a Delaware corporation formed on December 26, 2006 as Tedom Capital, Inc. On April 16, 2010, the Company changed its name to eLayaway, Inc.

On March 17, 2010, the Company formed Tedom Acquisition Corp. (“TAC”), a Florida corporation, for the purpose of a reverse triangular merger with eLayaway.com, Inc., a Florida corporation (f/k/a eLayawayCOMMERCE, Inc. and eLayaway, Inc., “eLayaway.com”). On April 12, 2010, eLayaway.com merged with TAC with eLayaway.com as the surviving subsidiary of the Company.

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

On March 29, 2010, the intellectual property was assigned to eLayaway.com and MDIP was dissolved.

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

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP. Channel Worth acquired the technology of CSP and the respective operations of CSP. The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company. See Notes 2 and 12.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of December 31, 2012), eLayaway.com, Pay4Tix (inactive), DivvyTech, NuVida (inactive), CSP (discontinued operations), PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd. (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Discontinued Operations

As a result of an agreement dated October 1, 2012 with a third party, the operations of CSP are reflected as a discontinued operation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$3,844	$-	$-	$3,844
Total Financial Assets	$3,844	$-	$-	$3,844

Following is a summary of activity through December 31, 2012 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2011	$4,275
Acquired intangible assets	249,840
Amortization of intangibles	(55,941)
Effect of discontinued operations	(194,330)
Ending balance at December 31, 2012	$3,844

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$70,704	$-	$-	$70,704
Total Financial Assets	$70,704	$-	$-	$70,704

Following is a summary of activity through December 31, 2012 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2011	$433,047
Note inception date fair value	24,815
Change in fair value during 2012	(387,158)
Ending balance at December 31, 2012	$70,704

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2012 and 2011 advertising expense for continuing operations was $95,678 and $8,505, respectively.

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

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 6,523,720 at December 31, 2012 shares of common stock (which are not in the money), employee options to purchase 781,272 shares of common stock (which are not in the money) and convertible notes convertible into 959,666,274 common shares. All of the outstanding warrants and options have exercise prices that are out of the money therefore would not be converted at the current market price. As of December 31, 2011, there were a total of 24,338,621 common stock equivalents that were not utilized in the computation of 2011 dilutive net loss per share as the effect was anti-dilutive. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 12).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2012 and 2011.

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

NOTE 2 – BUSINESS ACQUISITIONS AND DISPOSITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013. The shares were issued to Richard St. Cyr (“St. Cyr”) and Douglas Pinard (“Pinard”), the co-owners of CSP. Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners. The Company recorded the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000. The two promissory notes were in default as of August 1, 2012 (see Note 7). CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Current assets	$13,002
Property and equipment	24,220
Other assets	346
Website technology intangibles	249,840
Total assets acquired	287,408
Liabilities assumed	(39,008)
Total purchase price	$248,400

The amounts of revenues and net losses from CSP included in the Company’s consolidated statement of operations for the year ended December 31, 2012, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2011 is as follows:

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

		Net
(Unaudited)	Revenues	Income (Loss)

CSP actual from February 1, 2012 to December 31, 2012	$77,908	$(91,248)

Supplemental unaudited consolidated pro forma information for the year ended December 31, 2011	$251,693	$(4,003,908)

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

Disposition of Centralized Strategic Placements, Inc.

The operations of CSP were transferred to Channel Worth on October 1, 2012 in order to facilitate the growth quicker via a third party and to settle on the outstanding liabilities associated with the original acquisition. The consideration to be received for the transfer is 5% of net sales by Channel Worth for two years. Therefore, due to the transfer of the assets of CSP to the third party, the accounting for CSP in this period and historically would be classified as a discontinued operation. Accordingly, the Company has excluded results for CSP from its continuing operations in the Consolidated Statement of Operations for all periods presented. The following table shows the results of CSP included in the loss from discontinued operations:

	For the Years Ended
	December 31,
	2012	2011

Sales	$78,939	$-
Cost of sales	12,154	-

Gross profit (loss)	66,785	-

Selling, general and administrative expenses	171,856	-

Loss from discontinued operations	(105,071)	-

Other income (expense)
Interest expense	(916)	-
Gain on settlement of debt	14,739	-
Total other income (expense), net	13,823	-

Net loss from discontinued operations	$(91,248)	$-

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$536	$-
Total current assets	536	-

Total assets of discontinued operations	$536	$-

LIABILITIES
Current liabilities
Accounts payable	$-	$-

Total current liabilities of discontinued operations	$-	$-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $2,952,594 (includes $492,812 of stock-based compensation and settlements) and used cash in operating activities of $1,063,322 for the year ended December 31, 2012. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,494,582, $2,483,876 and $18,586,857, respectively, at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SEGREGATED CASH FOR CUSTOMER DEPOSITS

The Company maintains an account at a bank, which facilitates the deposit of customers’ funds during the layaway process. The account is under the control of the Company's management. Once the complete payment is made by the customer, the bank transfers via ACH the appropriate amount to the merchant for finalization of the layaway process. The funds on deposit are interest bearing for the benefit of eLayaway. As of December 31, 2012 and 2011, the Company had $85,054 and $155,654, respectively, on deposit in this account. Generally the related liability entitled "Deposits received from customers for layaway sales" should equal the cash balance, however, timing differences in transferring earned cash from the segregated bank account to the operating bank account, may result in the segregated cash balance exceeding the liability balance at any time.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011

Computer equipment	$126,330	$125,429
Office equipment	47,027	47,027
Leased equipment	89,459	89,459
	262,816	261,915
Less: Accumulated depreciation	(260,621)	(250,122)
Property and equipment, net	$2,195	$11,793

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Depreciation expense for continuing operations was $10,497 and $9,692 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 – INTANGIBLES, NET

Intangibles consist of the following:

	December 31,
	2012	2011

Trademark	$6,468	$6,468
Web site	303,046	303,046
	309,514	309,514
Less: Accumulated amortization	(305,670)	(305,239)
Intangibles, net	$3,844	$4,275

Amortization expense for continuing operations was $431 and $432 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2012 and 2011, consists of the following:

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Notes and convertible notes,
net of discounts	December 31, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (3)	$-	$-	$-	$-	$165,000	$-	$-	$165,000
Gary Kline (1) (3)	56,000	-	-	56,000
Gary Kline (1)	55,000	-	-	55,000
Gary Kline (1)	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	43,535	-	-	43,535
Evolution Capital, LLC (1) (3) (4)	25,000	-	-	25,000	50,000	(31,868)	-	18,132
Evolution Capital, LLC (1) (3) (4)	-	-	-	-	50,000	(36,339)	-	13,661
Evolution Capital, LLC (1) (3)	-	-	-	-	50,000	(31,868)	-	18,132
Reserve Capital, LLC (1) (3)	-	-	-	-	50,000	(37,543)	-	12,457
Evolution Capital, LLC (1) (3)	75,000	-	-	75,000	100,000	(83,517)	-	16,483
Marina Development, LLC (1) (3)	19,350	-	-	19,350
Keith Sazer (1) (3)	5,250	-	-	5,250
Hanson Capital, LLC (1) (3)	100,000	-	-	100,000	100,000	(89,828)	-	10,172
Asher Enterprises, Inc. (3)	37,500	(18,103)	27,155	46,552	-	-	-	-
Asher Enterprises, Inc. (3)	53,000	(38,379)	38,379	53,000	-	-	-	-
KAJ Capital, LLC (1) (3)	25,000	-	-	25,000	-	-	-	-
Robert Salie - Line of Credit (1) (2) (3)	400,000	(2,805)	-	397,195	-	-	-	-
Salie Family Limited Partnership (1) (2) (3)	50,000	-	-	50,000	-	-	-	-
Transfer Online, Inc. (1)	15,400	-	-	15,400	-	-	-	-
Transfer Online, Inc. (1)	25,000	-	-	25,000	-	-	-	-
Transfer Online, Inc. (1)	35,000	-	-	35,000	-	-	-	-
Transfer Online, Inc. (1)	45,000	-	-	45,000	-	-	-	-
Transfer Online, Inc. (1)	55,000	-	-	55,000	-	-	-	-
Douglas Pinard (1)	20,000	-	-	20,000	-	-	-	-
Richard St. Cyr (1)	17,000	-	-	17,000	-	-	-	-
Susan Jones (1)	58,333	-	-	58,333	-	-	-	-
SGI Group, LLC (1) (3)	6,419	-	-	6,419	-	-	-	-
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	-	-	-	-
Star City Capital, LLC (1) (3)	20,000	-	-	20,000	-	-	-	-
Southridge Partners II, LP (1) (3)	155,225	-	-	155,225	-	-	-	-
Southridge Partners II, LP (1) (3)	45,000	-	-	45,000	-	-	-	-
Southridge Partners II, LP (1) (3)	55,300	-	-	55,300	-	-	-	-
WHC Capital, LLC (1) (3)	24,909	-	-	24,909	-	-	-	-
Southridge Partners II, LP (1) (3)	11,375	-	-	11,375	-	-	-	-
Southridge Partners II, LP (3)	25,000	-	-	25,000	-	-	-	-
Total	$1,659,444	$(59,287)	$65,534	$1,665,691	$608,535	$(310,963)	$-	$297,572

(1) In default.
(2) Shown as related party as of December 31, 2011.
(3) Convertible.
(4) Acquired from Benchmark Capital, LLC

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	December 31, 2012				December 31, 2011
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Ventana Capital Partners, Inc. (1) (2)	$-	$-	$-	$-	$20,000	$-	$-	$20,000
Robert Salie - Line of Credit (1) (2) (3)	-	-	-	-	400,000	(36,562)	-	363,438
Salie Family Limited Partnership (1) (2) (3)	-	-	-	-	50,000	-	-	50,000
Transfer Online, Inc. (1) (2) (3)	-	-	-	-	150,000	-	-	150,000
Bruce Harmon (1)	157,260	-	-	157,260	-	-	-	-
Bruce Harmon (1)	10,000	-	-	10,000	-	-	-	-
Lakeport Business Services, Inc. (1)	47,235	-	-	47,235	-	-	-	-
Lakeport Business Services, Inc. - Line of Credit (1) (3)	213,095	-	-	213,095	69,014	-	-	69,014
Total	$427,590	$-	$-	$427,590	$689,014	$(36,562)	$-	$652,452

(1) In default.
(2) Shown in non-related parties as of December 31, 2012.
(3) Convertible.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center. The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments. On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company. The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments. James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing. On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535. The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments. On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011.  On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to September 30, 2012 and to set up payment terms. The Company will make principal payment starting December 15, 2011 with final payment to be made in September 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60. There is no gain or loss on the restructuring of the payables. The remaining principal balance as of December 31, 2012 was $25,883. This note is in default.

On November 2, 2009, the Company secured a note for $15,300 from Lakeport Business Services, Inc. (“Lakeport”), a company owned by Bruce Harmon (“Harmon”), CFO and Chairman of the Company (see Note 10 - Related Parties). The note bears interest at a rate of 12%. The note matured on January 1, 2010. Lakeport has agreed in an addendum to the note to defer interest payments until maturity and extended the maturity date to September 1, 2011. On June 29, 2010, an addendum to the note to add an advance of $5,025 from Lakeport to the Company was added. On October 26, 2011, this balance was converted into Series E preferred stock (see Note 12).

On February 10, 2010, the Company entered into a Promissory Note with Hillside Building, LLC, the landlord for the Company’s office space, for $10,000. The amount is related to the required deposit for the office space. The note has a one year term and accrues interest at the rate of 7% per annum. The note was in default as of February 10, 2011. On November 18, 2011, the Company settled the note converting it into common stock of the Company (see Note 12).

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000. The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum. The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan. On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note. The addendum facilitates $65,000 additional working capital for the Company. The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.   This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change. All prior debts and related discounts were removed and the Company recorded a new debt of $165,000. The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010 and another $14,063 through February 8, 2011. On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note. The full $165,000 discount was amortized as of the maturity date of April 5, 2011. Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at September 30, 2011. From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors. Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock. Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand. These additional loans are not treated as modifications under accounting standards. The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes. In March 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000, and its apportioned accrued interest. The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. On March 29, 2012, Mr. Kline sold $50,000 and its apportioned accrued interest of $6,000 to Southridge Partners II LP. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $56,000 ($50,000 principal and $6,000 accrued interest) with a stock settled debt premium of $34,000. The Company recorded the $34,000 as interest expense because the loan is due on demand. On September 20, 2012, Kline sold $25,000 to SGI Group, LLC and $30,000 to Star City Capital, LLC. On September 20, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $55,000. The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $55,000 was removed and the new loan was recorded as $25,000 and $30,000, respectively with a combined stock settled debt premium of $55,000. The Company recorded the $55,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $50,000 to Southridge. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $50,000 with a stock settled debt premium of $50,000. The Company recorded the $50,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $30,000 to Star City. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $30,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $30,000 was removed and the new loan was recorded as $30,000 with a stock settled debt premium of $30,000. The Company recorded the $30,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $5,000 to SGI Group. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $5,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $5,000 was removed and the new loan was recorded as $5,000 with a stock settled debt premium of $5,000. The Company recorded the $5,000 as interest expense because the loan is due on demand.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s former CEO, for $25,000. The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan. The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt. The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day volume weighted average price (“VWAP”) of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. This modification did not qualify as a debt extinguishment. The Company recorded additional debt discount of $2,245 which represents the increase in fair value of the embedded conversion option resulting from the modification. On February 12, 2011, this Note was purchased by a third party. Simultaneous with the acquisition of the Note, this Note was converted to 250,000 shares of common stock (see Note 11 and 12). Upon conversion of the note, the Company amortized the debt discount of $2,245 to interest expense.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 10).

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11 and 12). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $95,995 of interest expense as of December 31, 2012. For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock. This note was in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 10).

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of September 30, 2012 and December 31, 2011, the balance was $213,095 and $69,014, respectively. On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 12). This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.  On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock. On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP. Additionally, the credit line was increased to $300,000. The modification of the LOC qualified as a debt extinguishment for accounting purposes. However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature. This note is in default. On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP. As of December 31, 2012, the balance is $213,095.

On June 29, 2011, the Company executed a Revolving Credit Agreement ("LOC") with Transfer Online, Inc. (“TOL”) in the amount of $500,000. The agreement expires on December 29, 2011 and bears interest at the rate of 12% which accrues until maturity. As of September 30, 2011, the balance was $300,000. This LOC contains a conversion provision whereby the conversion price is $0.10. The Company recorded $210,000 as a Debt Discount related to the Beneficial Conversion Feature of the note. On August 17, 2011, the Company repaid $150,000 of the note. The Company amortized 1.5 months of the debt discount of $52,500 to interest expense, half of the remaining discount or $78,750 was removed from the books and the $90,000 intrinsic value of the $150,000 portion of the loan paid was charged to additional paid-in capital. The Company recognized a gain on the extinguishment of debt of $11,250. On October 26, 2011, the Company executed an addendum modifying the conversion feature to the lesser of $0.09 or 70% of the closing price prior to conversion. As the October 26, 2011 modification caused the embedded conversion option to be treated as a bifurcated derivatives, this modification is not considered a debt extinguishment for accounting purposes. Accordingly the $108,695 fair value of the embedded conversion option on the modification date was recorded as additional effective interest to debt discount and as a derivative liability. The derivative liability was adjusted to $64,286 as of September 30, 2012. All discounts were amortized to interest expense as of the debt maturity date of December 29, 2011. This note is in default. Transfer Online, Inc. is owned by Lori Livingston, the former CTO of the Company. On September 24, 2012, the Company modified the terms of the new note. It is convertible at any time into the Company’s common stock at a 50% discount to the future stock price, as defined in the amended note. On September 24, 2012, TOL sold $55,000 of this note to Southridge. On December 4, 2012, TOL sold $25,000 of this note to Marina Development, LLC. On November 20, 2012, TOL sold $6,800 principal and $8,619 accrued interest of this note to SGI Group, LLC. On December 13, 2012, TOL sold $35,000 of this note to WHC Capital, LLC. On December 28, 2012, TOL sold $45,000 of this note to Southridge. As of December 28, 2012, this note was completely purchased and assigned to third parties.

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On August 27, 2012, Evolution converted $25,000 of this note into 3,246,753 shares of common stock at the discounted rate of $0.0077 whereas the closing price on the previous day was $0.011. The Company recognized a loss on conversion of $10,714. On November 30, 2012, $25,000 of principal and $10,126 of accrued interest was purchased and assigned to Southridge. On December 17, 2012, Evolution rescinded its August 27, 2012 conversion and returned the shares to the Company for cancellation. As of December 31, 2012, this note has a balance of $25,000.

On October 26, 2011, the Company entered into a six month convertible note with Benchmark Capital, LLC (“Benchmark”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Benchmark was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On April 23, 2012, this note was purchased and assigned to Evolution. On November 30, 2012, $50,000 of principal and $10,126 of accrued interest was purchased and assigned to Southridge. As of November 30, 2012, this note was completely purchased and assigned to third parties.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On November 15, 2011, the Company entered into a six month convertible note with Reserve Capital, LLC (“Reserve”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost and is being amortized over the debt term. A third party was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). As of September 30, 2012, this note is in default. On December 4, 2012, Reserve sold $50,000 of principal and $5,300 of accrued interest to Southridge. On December 4, 2012, the Company amended the Convertible Promissory Note to change the conversion price from a 30% discount to a 50% discount. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $50,000 with a stock settled debt premium of $50,000. The Company recorded the $50,000 as interest expense because the loan is due on demand.

On December 1, 2011, the Company entered into a six month convertible note with Evolution, in the amount of $100,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion. There was a $10,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discount and is being amortized over the debt term. Evolution was issued 111,112 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.07. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On November 8, 2012, Southridge acquired $50,000 of principal of this note. On November 30, 2011, $50,000 of principal and $10,273 of accrued interest was purchased and assigned to Southridge. As of November 30, 2012, this note had been completely purchased and assigned to third parties.

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

On February 1, 2012, the Company entered into two convertible promissory notes as part of the acquisition of CSP (see Note 2). The notes, each for $57,000, were issued to Douglas Pinard and Richard St. Cyr. The notes bear interest at the rate of 6% per annum with interest being accrued. The conversion rate is at $0.60 per share. On February 1, 2012, the conversion price was greater than the value of common stock, therefore the Company did not record any discount related to the beneficial conversion feature. The notes expire on August 1, 2012. As of the date of this report, both notes are in default. On September 30, 2012, as part of an agreement dated October 1, 2012, $40,000 of the note to Mr. St. Cyr was retroactively extinguished. On October 17, 2012, as part of a settlement agreement, the $57,000 note to Mr. Pinard was extinguished.

On February 1, 2012, the Company, as part of the acquisition of CSP, assumed the liability of a note payable to Douglas Pinard in the amount of $6,800. The date of the note was January 4, 2012. The note bears interest at the rate of 6% per annum with interest payable quarterly. The note matures on January 20, 2014. On October 17, 2012, as part of a settlement agreement, the $6,800 note to Mr. Pinard and its accrued interest was extinguished.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On March 30, 2012, the Company entered into a convertible promissory note with Southridge in the amount of $25,000, in exchange for legal services in regards to the Equity Purchase Agreement (see Note 7 and 12). The note is due on April 1, 2013 and can be converted at the option of the holder at any time after six months from the date of the note. The interest, which accrues, is at a rate of 8% per annum, and is convertible. The conversion feature is at the current market price, defined as the average of the two lowest closing bid prices, with a 30% discount. The note is considered a stock settlement debt since any future stock issued upon conversion will have a fair market value of $35,714. The Company therefore accreted a premium of $10,714 into interest expense over the six months to the first conversion date of the note.

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

On April 2, 2012, Southridge converted $10,000 of their $56,000 convertible note (see Note 12) into 694,444 shares of common stock. On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge. As of December 31, 2012, the balance of this note was $46,000.

On June 7, 2012, the Company entered into a convertible note with Asher in the amount of $32,500. The note matures on March 11, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note. On December 17, 2012, Asher converted $9,000 of the note into 9,473,684 shares of common stock at a conversion price of $0.00095 (see Note 12). The Company recorded a loss on conversion of $474. On December 19, 2012, Asher converted $8,600 of the note into 9,247,312 shares of common stock at a conversion price of $0.00093 (see Note 12). The Company recorded a loss on conversion of $647. On December 20, 2012, Asher converted $8,600 of the note into 9,450,549 shares of common stock at a conversion price of $0.00091 (see Note 12). The Company recorded a loss on conversion of $851. On December 24, 2012, Asher converted $6,000 of the note into 8,219,178 shares of common stock at a conversion price of $0.00073 (see Note 12). The Company recorded a loss on conversion of $2,219. On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of the note into 2,191,781 shares of common stock at a conversion price of $0.00073 (see Note 12). The Company recorded a loss on conversion of $592. As of December 27, 2012, the note was fully converted.

On September 4, 2012, the Company entered into a note with Lakeport in the amount of $47,235. The note matures on October 1, 2012 and accrues interest at the rate of 12% per annum. This note is in default.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On September 24, 2012, Southridge purchased a portion, $55,000, of the TOL note dated June 29, 2011. On October 18, 2012, Southridge converted $5,480 of the note into 8,430,769 shares of common stock (see Note 12) at a 50% discount, $0.00065, at a loss of $2,951 on the conversion. On November 5, 2012, Southridge converted $6,325 of the note into 8,433,333 shares of common stock (see Note 12) at a 50% discount, $0.00075, at a loss of $2,108 on the conversion. On November 9, 2012, Southridge converted $12,190 of the note into 16,253,333 shares of common stock (see Note 12) at a 50% discount, $0.00075, at a loss of $4,063 on the conversion. On November 15, 2012, Southridge converted $5,685 of the note into 16,242,857 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss of $10,558 on the conversion. On November 21, 2012, Southridge converted $8,375 of the note into 23,928,571 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss of $15,554 on the conversion. On November 30, 2012, Southridge converted $11,260 of the note into 32,171,429 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss of $20,911 on the conversion. On December 5, 2012, Southridge converted $5,685 of the note into 4,373,077 shares of common stock (see Note 12) at a 50% discount, $0.00013, at a gain of $132,951 on the conversion of $1,312. On December 11, 2012, under the reset clause of the note, Southridge was issued an additional 1,311,923 shares of common stock (see Note 12) at a loss of $1,312. The note was fully converted as of December 11, 2012.

On September 27, 2012, SGI Group, LLC (“SGI Group”) converted $6,100 of principal of its $25,000 note into 4,206,896 shares of common stock at the discounted conversion price of $0.00145 (see Note 8) with a loss on conversion of $1,893. On October 12, 2012, due to the reset clause in the note, an additional 2,969,574 shares of common stock were issued. The Company recognized a loss of $2,970 for the additional issuance (see Note 12). On October 22, 2012, SGI Group $2,600 of principal and $18 of accrued interest of the note into 4,028,400 shares of common stock (see Note 12) at the discounted conversion price of $0.00065 with a loss on conversion of $1,410. On November 5, 2012, SGI Group $6,300 of principal and $85 of accrued interest of the note into 8,513,160 shares of common stock (see Note 12) at the discounted conversion price of $0.00075 with a loss on conversion of $2,128. On November 16, 2012, SGI Group $6,500 of principal and $111 of accrued interest of the note into 18,889,371 shares of common stock (see Note 12) at the discounted conversion price of $0.00035 with a loss on conversion of $12,278. On November 23, 2012, SGI Group $3,500 of principal and $68 of accrued interest of the note into 10,193,857 shares of common stock (see Note 12) at the discounted conversion price of $0.00035 with a loss on conversion of $6,626. As of November 23, 2012, the note was fully converted.

On September 27, 2012, Star City Capital, LLC (“Star City”) converted $12,200 of its $30,000 note into 8,413,793 shares of common stock at the discounted conversion price of $0.00145 (see Note 12). On October 12, 2012, due to the reset clause in the note, an additional 5,939,148 shares of common stock were issued (see Note 12). The Company recognized a loss of $5,939 for the additional issuance. On November 5, 2012, Star City converted $6,300 of principal and $85 of accrued interest of its note into 8,513,180 shares of common stock at the discounted conversion price of $0.00075 (see Note 12). On November 16, 2012, Star City converted $6,500 of principal and $85 of accrued interest of its note into 18,889,371 shares of common stock at the discounted conversion price of $0.00035 (see Note 12). On December 5, 2012, Star City converted $5,000 of principal and $120 of accrued interest of its note into 3,938,246 shares of common stock at the discounted conversion price of $0.0013 (see Note 7) at a gain on conversion of $1,182. On December 20, 2012, due to the reset clause in the note, an additional 3,754,061 shares of common stock (see Note 12) were to be issued. They were not issued until January 2013. The Company recognized a loss of $3,754 for the additional issuance. As of December 20, 2012, the note was fully converted.

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

On September 30, 2012, the Company entered into a note with Harmon, an officer of the Company. As part of an agreement whereas Harmon provided his personal guarantee to a liability of the Company, the Company purchased back 2,060,276 shares of Series E preferred stock (see Note 12) for the original conversion value of $157,260 and converted the liability into a note which matures on October 15, 2012 and accrues interest at the rate of 2% per annum. The Company recognized compensation expense of $150,461 in this transaction as the shares were valued at $6,799. This note is in default.

On October 22, 2012, Southridge purchased $50,000 of the Kline note. On December 5, 2012, Southridge converted $36,150 of the note into 27,807,692 shares of common stock (see Note 12) at a 50% discount, $0.0013, at a gain of $8,342 on the conversion. On December 11, 2012, under the reset clause of the note, Southridge was issued an additional 8,342,308 shares of common stock (see Note 12) at a loss of $8,342. On December 11, 2012, Southridge converted $13,850 of the note into 13,850,000 shares of common stock (see Note 12) at a 50% discount, $0.001. The note was fully converted as of December 11, 2012.

On October 22, 2012, SGI Group purchased $5,000 of the Kline note. On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of the note into 8,664,771 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss on conversion of $5,632 on the conversion. On December 11, 2012, Southridge converted $2,000 of principal and $34 of accrued interest of the note into 3,389,433 shares of common stock (see Note 12) at a 50% discount, $0.0006. The note was fully converted as of December 11, 2012.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On October 22, 2012, Star City purchased $20,000 of the Kline note. The balance as of December 31, 2012 is $20,000.

On October 23, 2012, the Company entered into a note with Kline for $75,000. The note has an interest rate of 12% and matured on October 31, 2012. This note is in default.

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note.

On November 7, 2012, WHC purchased and was assigned $25,000 of the Evolution note dated October 26, 2011. On November 9, 2012, WHC converted $5,465 of the note into 7,286,000 shares of common stock (see Note 12) at a 50% discount, $0.00075, at a loss on conversion of $1,822 on the conversion. On November 26, 2012, WHC converted $6,982 of the note into 12,695,000 shares of common stock (see Note 12) at a 50% discount, $0.00055, at a loss on conversion of $5,713 on the conversion. On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of the note into 12,526,279 shares of common stock (see Note 12) at a 50% discount, $0.00075, at a gain on conversion of $209 on the conversion. As of December 11, 2012, the note was fully converted.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 32,166,667 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 32,208,333 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, under the reset clause of the note, Southridge was issued an additional 18,958,333 shares of common stock (see Note 12) at a loss of $18,958. The balance as of December 31, 2012 is $11,375. On January 3, 2013, Southridge converted $11,375 of the note into 18,958,333 shares of common stock (see Note 16) at a 50% discount, $0.0006. A loss on conversion will be recognized.

On November 13, 2012, the Company entered into a note with Evolution for $75,000. The note has an interest rate of 12% and matured on November 23, 2012. This note is in default.

On November 15, 2012, the Company entered into a note with Harmon for $10,000 related to accrued payroll. The note has an interest rate of 12% and matured on November 25, 2012. This note is in default.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 15,113,467 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $6,045 on the conversion. The balance as of December 31, 2012 is $6,419.

On November 20, 2012, Mauriello purchased $15,000 of the Kline note dated April 6, 2010. On November 29, 2012, Mauriello converted $6,500 of principal and $4 of accrued interest of the note into 18,583,657 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss on conversion of $12,079 on the conversion. On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of the note into 14,278,267 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $5,711 on the conversion. As of December 13, 2012, the note was fully converted.

On November 20, 2012, Sazer purchased $8,500 of the Kline note dated April 6, 2010. On November 23, 2012, Sazer converted $3,250 of principal and $4 of accrued interest of the note into 9,297,943 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss on conversion of $6,044 on the conversion. As of December 13, 2012, the balance of the note was $5,250.

On November 26, 2012, the Company entered into a note with Kline for $23,500. The note has an interest rate of 12% and matured on November 30, 2012. This note is in default.

On November 26, 2012, the Company entered into a note with TOL for $15,400. The note has an interest rate of 12% and matured on December 3, 2012. This note is in default.

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 37,916,667 shares of common stock at a conversion rate of $0.006 (see Note 16). A loss on conversion of will be recognized.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 81,008,219 shares of common stock (see Note 16) at a 50% discount, $0.00025. A loss on conversion will be recognized.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 9,438,367 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $3,775 on the conversion. As of December 31, 2012, the note had a balance of $19,350.

On December 7, 2012, the Company entered into a note with TOL for $25,000. The note has an interest rate of 12% and matured on December 14, 2012. This note is in default.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 17,828,609 shares of common stock (see Note 12) at a 50% discount, $0.00057, at a loss on conversion of $7,738 on the conversion. As of December 31, 2012, the note had a balance of $24,909.

On December 14, 2012, the Company entered into a note with TOL for $35,000. The note has an interest rate of 12% and matured on December 18, 2012. This note is in default.

On December 21, 2012, the Company entered into a convertible note with Asher in the amount of $53,000. The note matures on September 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $3,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $91,379. The Company therefore is accreting a premium of $38,379 into interest expense over the 180 day period to the first conversion date of the note. The funding of the note was on January 2, 2013 therefore the $50,000 was recorded as a receivable (see Note 16).

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. As of December 31, 2012, the note had a balance of $45,000. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 16) at a 50% discount, $0.00045. A loss on conversion will be recognized. On February 5, 2013, Southridge converted $7,650 of the note into 25,500,000 shares of common stock (see Note 16) at a 50% discount, $0.0003. A loss on conversion will be recognized. On February 6, 2013, Southridge converted $5,750 of the note into 23,000,000 shares of common stock (see Note 16) at a 50% discount, $0.00025. A loss on conversion will be recognized.

On December 31, 2012, the Company entered into a note with TOL for $45,000. The note has an interest rate of 12% and matured on January 7, 2013. The note was in default after the date of this Report.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	December 31, 2012	December 31, 2011
Volatility	251% - 257%	251%	251%
Expected Term	0.17 - 0.5 years	0.08 - 0.46 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.315%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2012:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011 (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012-(gain) loss	(362,343)
Embedded conversion option derivative liability fair value on December 31, 2012	$70,704

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31,
	2012	2011
Accrued payroll	$8,491	$143,201
Accrued interest	240,449	107,277
Other accrued expenses	170	2,500
Total	$249,110	$252,978

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe. On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al, in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The Company’s position is that the claim is without merit as a matter of law. The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding. The Company, prior to the lawsuit being filed, had issued what it believes to be a fair settlement offer, even though the Company firmly believed that the former officer had no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it was unreasonable. The Company settled the lawsuit in June 2011 with the issuance of 600,000 warrants for common stock. The Company maintains that the claims were without merit but opted to settle to avoid legal costs (see Note 12).

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors. Mr. Salie has indicated that he believes his termination was wrongful. The Company firmly believes that its actions were justified and defendable. No indication has been that litigation is threatened or pending.

In October 2012, Douglas Pinard, a former owner of CSP (see Note 2), resigned from the Company. Certain monies were due to Mr. Pinard related to accrued payroll and notes payable. Mr. Pinard threatened litigation whereas both parties agreed upon a settlement requiring the Company to pay Mr. Pinard a settlement of $40,000 for those liabilities. The Company paid Mr. Pinard $20,000 according to the conditions of the settlement agreement. The Company then notified Mr. Pinard that in its opinion, Mr. Pinard had allegedly breached the settlement agreement by not returning all of the Company’s assets which Mr. Pinard had in his possession at the time of termination. Therefore, the final $20,000 was not paid to Mr. Pinard. Due to the nonpayment, Mr. Pinard alleges that the Company breached the settlement agreement. Mr. Pinard indicated that he would seek legal recourse. As of the date of this report, no further actions have been taken by Mr. Pinard.

 In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. The Company has not responded to that lawsuit. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Lease Commitment

The Company has an office lease agreement starting on February 1, 2013through January 31, 2015. Future minimum lease payments under this lease are as follows for the years ended December 31:

2013	$51,000
2014	51,000
2015	4,250

Total	$106,250

Rent expense for continuing operations in 2012 and 2011 was $43,187 and $72,183, respectively.

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

NOTE 11 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 7). Line of credit and notes payable of $427,590 and $69,014, respectively, along with accrued interest of $31,715, was due to our CFO’s company and himself personally, at December 31, 2012 and 2011, respectively, for CFO services and advances to the Company. At December 31, 2012 and 2011, the Company had accounts payable to Mr. Harmon of $5,525 and $2,205, respectively.

Douglas Salie, the former CEO and Chairman of the Company, is the son of Dr. Robert Salie, who is a shareholder and a note holder (see Note 7). For presentation purposes, Dr. Salie is reported as a related party at December 31, 2011 due to the beneficial ownership of his son, Douglas Salie.

The principal of Transfer Online, Inc., our stock transfer agent and a noteholder, became an officer of the Company in November 2011 and resigned in January 2012. Accordingly, the convertible note is presentedat December 31, 2011 as a related party note (see Note 7).

NOTE 12 – STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated seven Series as Series A, B, C, D, E, F and G. Series A, B, Cand D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share. The Series A, B, C and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company, (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $10.00 per share, for thirty (30) consecutive trading days or (iv) twelve months after the April 12, 2010 merger. Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On August 12, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series E Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General CorporationLaw. The Certificate of Designation was filed with the Delaware Department of State on August 13, 2010. The Certificate of Designation created 2,500,000 shares of Series E Preferred Stock. Each holder of Series E Preferred Stock will be entitled to participate in dividends ordistributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series E Preferred Stock is convertible into. Each share of Series EPreferred Stock is convertible, at the option of the holder of the Series E Preferred Stock, into three (3) shares of the Company’s common stock. Shares of the Series E Preferred Stock will be issued to certain officers of the Company as the Board determines if (i) the average closing price per share of the Company’s Common Stock equals or is greater than $50 per share for the preceding 20 trading days, (ii) theCompany earns $0.50 per share EBITDA in any twelve consecutive months, (iii) the Company stock is trading on a U.S. Exchange such as AMEX, NASDAQ, or NYSE, or (iv) controlling interest of the Company is acquired by a third party. Each shares of Series E Preferred Stock will be entitled to three (3) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series E Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series E Preferred Stock, the holders of the Series E Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series E Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series E Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Companywhich may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series E Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

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

On October 26, 2011, as approved by the Board of Directors, the Company issued 1,374,551 shares of the Series E Preferred Stock to Bruce Harmon in exchange for the conversion of accrued payroll in the amount of $48,500, a note with Lakeport in the amount of $20,325, a line ofcredit with Lakeport in the amount of $25,000, and accrued interest in the amount of $6,685. The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.089 per share closing price of the common stock on the date of this transaction or $122,335. The Company recorded a loss of $21,825 which is included in Other Expense – Gain (loss) on settlement of liabilities.

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

On March 26, 2012, as approved by the Board of Directors, the Company issued 1,190,476 shares of the Series E Preferred Stock to Susan Jones in exchange for the conversion of accrued payroll in the amount of $30,000. The Series E Preferred Stock is immediately convertibleinto common stock, therefore the preferred shares are valued at the $0.0252 per share closing price of the common stock on the date prior to this transaction. Accordingly, there is no beneficial conversion value recorded.

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
December 31, 2012 and 2011

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

On September 12, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series F Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series F Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General CorporationLaw. The Certificate of Designation was filed with the Delaware Department of State on September 12, 2012. The Certificate of Designation created 10,000,000 shares of Series F Preferred Stock. Each holder of Series F Preferred Stock will be entitled to participate in dividends ordistributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series F Preferred Stock is convertible into. Each share of Series F Preferred Stock is convertible, at the option of the holder of the Series F Preferred Stock, into one share of the Company’s common stock. Shares of the Series F Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series F Preferred Stock will be entitled to one hundred (100) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series F Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series F Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series F Preferred Stock, the holders of the Series F Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series F Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series F Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Companywhich may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series F Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

On September 30, 2012, Harmon personally guaranteed approximately $20,000 in debt for the Company. In exchange for the personal guarantee, the board of directors agreed to the following: 1) issue an equivalent amount of Series F Preferred Stock based on the closing trading price on the previous day of $0.0033 or 6,060,606 shares. Harmon’s previous proxy to Mr. Pinon covers these shares also; 2) as a condition of previous conversions into Series E Preferred Stock of accrued payroll to Harmon, he is returning to the Company 2,060,276 shares and the Company will reestablish the liability of $157,260 on its books accordingly as a note payable (see Note 7). It is noted that Harmon has never received any cash compensation for his services for more than three years.

On January 22, 2013, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series G Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series G Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General CorporationLaw. The Certificate of Designation was filed with the Delaware Department of State on January 22, 2013. The Certificate of Designation created 1,000,000 shares of Series G Preferred Stock. Each holder of Series G Preferred Stock will be entitled to participate in dividends ordistributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series G Preferred Stock is convertible into. Each share of Series GPreferred Stock is convertible, at the option of the holder of the Series G Preferred Stock, into one share of the Company’s common stock. Shares of the Series G Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series G Preferred Stock will be entitled to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series G Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series G Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series G Preferred Stock, the holders of the Series G Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series G Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series FPreferred Stock could discourage investments in the Company, or prevent a potential takeover of the Companywhich may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series G Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On February 25, 2013, the Company issued 1,000,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation.The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.0006 per share closing price of the common stock on the date of this transaction or $600.

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
December 31, 2012 and 2011

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

On May 18, 2011, the Company issued 4,020,000 shares to various members of Aries Investment Partnership in conjunction with a contract dated January 3, 2011. The total issuance as contractually obligated is 4,500,000 shares. The shares contractually should have been issued onJanuary 3, 2011 but due to an oversight, were not issued until May 18, 2011. The shares were issued in exchange for services related toinvestor relations and other administrative services for a period of eighteen months. The share value was based on the quoted trading price of $0.06 for the Company’s common stock, or $270,000, as of the date contractually obligated for issuance. The share values were recorded as a prepaid asset to be amortized on a straight-line basis over the eighteen-month term. Accumulated amortization through September 30, 2011 was $135,000. The remaining 480,000 shares were issued in July 2011.

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

On June 8, 2011, a convertible debt noteholder converted her $49,000 note into 490,000 shares of common stock (see Note 7). These shares were not issued until July 2011.

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

On June 24, 2011, the Company issued 300,000 shares to Rempel Ventures Group in exchange for services related to a contract to provide various administrative services estimated at a value of $30,000. The contract period is July 1, 2011 through June 30, 2012. The shares were valued at the then $0.19 quoted trading price of the Company’s common stock or $57,000 which is considered more reliable than the contractvalue. The share value was recorded as prepaid expense at the issuance date and was being amortized over the six-month term of the agreement. In October 2011, the Company terminated this agreement and expensed the remaining unamortized balance of the $57,000 to stock-based compensation.

On July 20, 2011, the Company entered into a contract with StocksThatMove.com, LLC. The contract is for a six month period for services related to the promotion of the Company. The contract requires the issuance of 600,000 shares of restricted common stock. For accounting purposes, the shares were valued at $0.14 (closing price of common stock the day before the execution of this agreement)for a total of $84,000. This obligation was recorded as a prepaid expense and will be expensed over the six month period of the agreement. In October 2011, the Company terminated this contract and expensed the remaining unamortized balance.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On September 12, 2011, a convertible debt noteholder converted his $150,000 convertible note into 1,500,000 shares of common stock (see Note 7).

On September 21, 2011, a convertible debt noteholder converted his $10,000 convertible note into 100,000 shares of common stock (see Note 7).

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

On January 30, 2012, the Company issued 69,444 shares of common stock to Evolution in exchange for legal fees (see Note 7).

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 4,280,000 shares of common stock to the owners of CSP (see Note 2). As contractually obligated, 1,070,000 shares of common stock were issued with 3,210,000 issuable at various times.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year. As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012. The Company valued the 1,250,000 shares at $50,000 or $0.0252 per share based on the quoted price and recorded a prepaid expense of $44,521. On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months. The Company issued 500,000 shares of common stock on August 18, 2012. The Company valued the shares at $10,000 or $0.02 per share based on the quoted price and recorded a prepaid expense of $10,000. As of December 31, 2012, a total of $44,445had been expensed.

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On April 2, 2012, Southridge converted $10,000 of their $56,000 note (see Note 7) into 694,444 shares of common stock. On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge. Since this was previously accounted for as stock settled debt, the $10,000 principal and $6,667 premium totaling $16,667 was reclassified to equity.

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

On August 9, 2012, Southridge converted $46,000 of its convertible promissory note into 6,666,667 shares of common stock at a conversion price of $0.0069 per share based on the conversion feature in the note (see Note 7).
.
On August 18, 2012, the Company issued to American Capital Ventures 500,000 shares of common stock as contractually obligated in regards to a consulting agreement. These shares were previously recorded as issuable common stock.

On August 27, 2012, Evolution converted $25,000 of its convertible promissory note into 3,246,753 shares of common stock at a conversion price of $0.0077 per share based on the conversion feature in the note (see Note 7).

On September 6, 2012, Asher converted $10,000 of its convertible promissory note dated February 1, 2012 into 1,724,138 shares of common stock at a conversion price of $0.0058 (see Note 7).

On September 18, 2012, the Company sold 37,500,000 shares of common stock in exchange for $150,000. The shares were sold at a 50% discount to the previous day’s closing price of $0.008. As of December 31, 2012, these shares remain issuable as the Company has not received a signed subscription agreement from the purchaser.

On September 20, 2012, Southridge was issued 7,619,048 anti-dilutive shares of common stock in regards to a provision in their conversion of their note and its respective reset clause. An additional 7,619,048 shares of common stock remain issuable under this reset (see Note 7).

On September 27, 2012, SGI Group converted $6,100 of its Convertible Promissory Note into 4,206,896 shares of common stock. The conversion price was $0.00145 based on the conversion feature (see Note 7).

On September 27, 2012, Star City converted $12,200 of its $25,000 note into 8,413,793 shares of common stock at the discounted conversion price of $0.00145 (see Note 7).

On October 12, 2012, due to the reset clause in the note with SGI Group, an additional anti-dilutive 2,969,574 shares of common stock were issued (see Note 7).

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On October 12, 2012, due to the reset clause in the note with Star City, an additional anti-dilutive 5,939,148 shares of common stock were issued (see Note 7).

On October 17, 2012, as a condition of a settlement agreement with Pinard, the Company issued the remaining 1,070,000 contractually obligated shares of common stock (see Note 2 and 7). Additionally, the notes payable to Pinard in the amounts of $57,000 and $6,800, and their related accrued interest, was forgiven, in exchange for an agreement to pay Pinard $40,000 in installments starting on October 17, 2012 through November 15, 2012. As part of the settlement, an American Express credit card in the name of CSP which was personally guaranteed by Pinard prior to the acquisition of CSP by the Company, through a personal guarantee of Harmon, relinquished the personal liability maintained by Pinard (see Note 2).

On October 18, 2012, Southridge converted $5,480 of its note acquired on September 26, 2012 into 8,430,769 shares of common stock at a conversion price of $0.00065 per share (see Note 7).

On October 22, 2012, SGI converted $2,600 of principal and accrued interest of $18 of the note acquired on September 26, 2012 (see Note 7) into 4,028,400 shares of common stock at a conversion price of $0.00065 per share.

On November 5, 2012, SGI converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 7) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Star City converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 7) into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Southridge converted $6,325 of principal of its note acquired on September 24, 2012 (see Note 7) into 8,433,333 shares of common stock at a conversion price of $0.00075 per share.

On November 9, 2012, Southridge converted $12,190 of principal of its note acquired on September 24, 2012 (see Note 7) into 16,253,333 shares of common stock at a conversion price of $0.00075 per share.

On November 9, 2012, WHC converted $5,465 of principal of its note acquired on November 6, 2012 (see Note 7) into 7,286,000 shares of common stock at a conversion price of $0.00075 per share.

On November 15, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 (see Note 7) into 16,242,857 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, SGI converted $6,500 of principal and accrued interest of $111 of the note acquired on September 26, 2012 (see Note 7) into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, Star City converted $6,500 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 7) into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 21, 2012, Southridge converted $8,375 of principal of its note acquired on September 24, 2012 (see Note 7) into 23,928,571 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of its note acquired on October 22, 2012 (see Note 7) into 8,664,771 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI converted $3,500 of principal and accrued interest of $68 of the note acquired on September 26, 2012 (see Note 7) into 10,193,857 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, Sazer converted $3,250 of principal and accrued interest of $4 of the note acquired on November 26, 2012 (see Note 7) into 9,297,943 shares of common stock at a conversion price of $0.00035 per share.

On November 26, 2012, WHC converted $6,982 of principal of its note acquired on November 6, 2012 (see Note 7) into 12,695,000 shares of common stock at a conversion price of $0.00055 per share.

On November 29, 2012, Mauriello converted $6,500 of principal of its note acquired on November 20, 2012 (see Note 7) into 18,583,657 shares of common stock at a conversion price of $0.00035 per share.

On November 30, 2012, Southridge converted $11,260 of principal of its note acquired on September 24, 2012 (see Note 7) into 32,171,429 shares of common stock at a conversion price of $0.00035 per share.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 5, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 (see Note 7) into 4,373,077 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Star City converted $5,000 of principal and accrued interest of $120 of the note acquired on September 26, 2012 (see Note 7) into 3,938,246 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $36,150 of principal of its note acquired on October 22, 2012 (see Note 7) into 27,807,692 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $19,300 of principal of its note acquired on November 8, 2012 (see Note 7) into 32,166,667 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Southridge converted $19,325 of principal of its note acquired on November 8, 2012 (see Note 7) into 32,208,333 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Marina converted $5,650 of principal of its note acquired on December 11, 2012 (see Note 7) into 9,438,367 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, due to a reset clause in the note acquired on September 24, 2012 (see Note 7), Southridge was issued an additional 1,311,923 shares of common stock.

On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of its note acquired on November 6, 2012 (see Note 7) into 12,526,279 shares of common stock at a conversion price of $0.0010167 per share.

On December 11, 2012, Southridge converted $13,850 of principal of its note acquired on October 22, 2012 (see Note 7) into 13,850,000 shares of common stock at a conversion price of $0.001 per share.

On December 11, 2012, due to a reset clause in the note acquired on October 22, 2012 (see Note 7), Southridge was issued an additional 8,342,308 shares of common stock.

On December 11, 2012, SGI Group converted $2,000 of principal and $34 of accrued interest of its note acquired on October 22, 2012 (see Note 7) into 3,389,433 shares of common stock at a conversion price of $0.0006 per share.

On December 12, 2012, SGI converted $9,000 of principal and accrued interest of $68 of the note acquired on November 20, 2012 (see Note 7) into 15,113,467 shares of common stock at a conversion price of $0.0006 per share.

On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of its note acquired on November 20, 2012 (see Note 7) into 14,278,267 shares of common stock at a conversion price of $0.0006 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 (see Note 7) into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 (see Note 7) into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 (see Note 7) into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 19, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 (see Note 7) into 9,247,312 shares of common stock at a conversion price of $0.00093 per share.

On December 20, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 (see Note 7) into 9,450,549 shares of common stock at a conversion price of $0.00091 per share.

On December 20, 2012, due to a reset clause in the note acquired on September 26, 2012 (see Note 7), Star City was issued an additional 3,754,061 shares of common stock.

On December 24, 2012, Asher converted $6,000 of principal of its note dated June 7, 2012 (see Note 7) into 8,219,178 shares of common stock at a conversion price of $0.00073 per share.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of its note dated June 7, 2012 (see Note 7) into 2,191,781 shares of common stock at a conversion price of $0.00073 per share.

On December 27, 2012, WHC converted $10,091 of principal of its note acquired on December 13, 2012 (see Note 7) into 17,828,609 shares of common stock at a conversion price of $0.00057 per share.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the year endedDecember 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	3,555,133	$0.16
Granted	1,642,857	$0.07
Reclassification	1,107,308	$0.14

Outstanding and exercisable at December 31, 2012	6,305,298	$0.12	3.69	$-

Weighted Average Grant Date Fair Value		$0.02

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
December 31, 2012 and 2011

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company has granted warrants to employees. Warrant activity for employees the year ended December 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	2,550,730	$0.08

Forfeited	(1,225,000)	$$ 0.06
Reclassification	(1,107,308)	$$ 0.14

Outstanding at December 31, 2012	218.422	$0.25	2.37	$-

Exercisable at December 31, 2012	218,422	$0.25

Weighted Average Grant Date Fair Value		$0.08

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Company has granted options to employees. Options activity for the year ended December 31, 2012 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2011	5,386,686	$0.068
Granted	1,900,000	$0.03
Forfeited	(5,940,314) )	$0.04

Outstanding at December 31, 2012	1,363,039	$0.119	7.97	$-

Exercisable at December 31, 2012	781,372	$0.08

Weighted Average Grant Date Fair Value		$0.03

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

The expected term is computed using the simplified method for employee grants. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility. The Company will recognize the employee optionexpense of $61,875 over the two year vesting period which began on January 1, 2010. The Company recognized an expense $61,875 through December 31, 2011.

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
December 31, 2012 and 2011

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

On March 26, 2012, the Company granted various employees1,900,000 options for common stock. The options are conditional based on various milestones. The options vest, after the milestones are met, over a three year period, have a ten year life, and have an exercise price of $0.03. The options were valued at $0.0252 per option or $47,880 using a Black-Scholes option-pricing model with the following assumptions:

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

NOTE 13 – OTHER INCOME (EXPENSE)

The Company has other income (expense) as follows:

	For the years ended
	December 31,
Other income (expense)	2012	2011

Interest expense - amortization (1)	$(437,833)	$(696,168)
Interest expense - loan interest	(281,183)	(97,686)
Interest expense - amortization of loan fee - debt issue discount	-	(2,230)
Interest expense - put premiums	(9,052)	-
Interest expense - debt issue cost	(38,443)	-
Interest expense - other	(141,011)	(5,689)
Finance charges		(7,195)
Change in fair value of embedded option	222,150	50,270
Loss on share repurchase	(150,461)	-
Loss on conversion of debt into common stock	(197,979)	172
Gain on unclaimed liabilities	98,823	-
Gain (loss) on settlement of liabilities	40,756	(83,039)
Derivative amortization	(241,494)	-
Gain on conversion of accounts payable	5,580	-
Gain on settlement of debt	-	39,686
Loss on disposition of discontinued operations	(231,420)	-
Gain on extinquishment of debt	198,083	7,608

Total	$(1,163,484)	$(794,271)

(1) Relates to the amortization of the beneficial conversion feature.

NOTE 14 – INCOME TAX

For the fiscal year 2011 and 2012, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2012 and 2011, the Company has net operating loss carry forwards of approximately $3,445,000 and $1,457,000, respectively. The carry forwards expire through the year 2031. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

	For the Years Ended
	December 31,
	2012	2011

Tax expense (benefit) at the statutory rate	$(972,858)	$(1,371,214)
State income taxes, net of federal income tax benefit	(55,256)	(80,033)
Stock compensation and fee	455,308	621,589
Other	-	3,336
Change in valuation allowance	572,806	826,322

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011, respectively, are as follows:

	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carryforward	$1,040,923	$1,296,237
Stock options	100,574	140,640
Amortization of website and trademarks	58,887	43,403
Total gross deferred tax assets	1,200,384	1,480,280
Less: Deferred tax asset valuation allowance	(1,192,787)	(1,455,693)
Total net deferred tax assets	7,597	24,587

Deferred tax liabilities:
Depreciation	(7,597)	(24,587)
Total deferred tax liabilities	(7,597)	(24,587)

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2012 and 2011 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,192,787 and $1,455,693 as of December 31, 2012 and 2011, respectively. The decrease in valuation allowance in 2012 was $262,906.

NOTE 15 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2012. There have been no losses in these accounts through December 31, 2012.

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
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 16 – SUBSEQUENT EVENTS

In January 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc., the in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. The Company does not contest the liability but due to current cash flow limitations, cannot satisfy the liability. In October 2012, the Company offered Dr. Salie a payment plan utilizing a third party but Dr. Salie refused to discuss any proposed payment plan.

On January 2, 2013, the funding of the Asher note for $53,000 with a net funding of $50,000, dated December 21, 2012, was received (see Note 7).

On January 3, 2013, 17,828,609 shares were issued to WHC which were recorded as issuable as of December 31, 2013.

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 7), Southridge was issued an additional 18,958,333 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 18,958,333 shares of common stock (see Note 7) at a 50% discount, $0.0006. A loss on conversion will be recognized.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 37,916,667 shares of common stock (see Note 7) at a 50% discount, $0.0006. A loss on conversion will be recognized.  Due to the deficiency of available shares to be issued at the time, the Company issued 12,000,000 shares on January 10, 2013 and the remaining 25,916,667 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 7), Star City was issued an additional 3,754,061 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 7), Southridge was issued an additional 3,791,667 shares of common stock.

On January 11, 2013, 20,358,000 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 (see Note 7) which were recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 21,400,000 shares of common stock (see Note 7) at a 50% discount, $0.00025.  A loss on conversion will be recognized.

On January 22, 2013, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series G Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series G Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General CorporationLaw. The Certificate of Designation was filed with the Delaware Department of State on January 22, 2013. The Certificate of Designation created 1,000,000 shares of Series G Preferred Stock. Each holder of Series G Preferred Stock will be entitled to participate in dividends ordistributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series G Preferred Stock is convertible into. Each share of Series G Preferred Stock is convertible, at the option of the holder of the Series G Preferred Stock, into one share of the Company’s common stock. Shares of the Series G Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series G Preferred Stock will be entitled to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series G Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series G Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series G Preferred Stock, the holders of the Series G Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series G Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series F Preferred Stockcould discourage investments in the Company, or prevent a potential takeover of the Companywhich may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series G Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 30,493,151 shares of common stock (see Note 7) at a 50% discount, $0.0005.  A loss on conversion will be recognized.

On January 24, 2013, 14,278,267 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 (see Note 7) which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 62,444,444 shares of common stock (see Note 7) at a 50% discount, $0.00045. A loss on conversion will be recognized.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 7), Star City was issued an additional 3,754,061 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 5,183,333 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2,2013 (see Note 7), Southridge was issued an additional 17,841,270 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 25,500,000 shares of common stock (see Note 7) at a 50% discount, $0.0003. A loss on conversion will be recognized.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 11,019,480 shares of common stock (see Note 7) at a 50% discount, $0.000167.  A loss on conversion will be recognized.

On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 23,000,000 shares of common stock (see Note 7) at a 50% discount, $0.00025. A loss on conversion will be recognized.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 26,351,200 shares of common stock (see Note 7) at a 50% discount, $0.00025.  A loss on conversion will be recognized.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012 (see Note 7), Mauriello was issued an additional 14,278,266 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 10,790,640 shares of common stock (see Note 7) at a 50% discount, $0.00025.  A loss on conversion will be recognized.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 81,008,219 shares of common stock (see Note 7) at a 50% discount, $0.00025. A loss on conversion will be recognized.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 82,974,160 shares of common stock (see Note 7) at a 50% discount, $0.00025.  A loss on conversion will be recognized.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 81,020,000 shares of common stock (see Note 7) at a 50% discount, $0.00025. A loss on conversion will be recognized.

On February 25, 2013, the Company issued 1,000,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation.The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.0006 per share closing price of the common stock on the date of this transaction or $600.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On February 26, 2013, Momoma Capital (“Momoma”) acquired principal, $13,100, and accrued interest, $1,825, of a note to Southridge dated March 30, 2012 (see Note 7).  Subsequently, Momoma converted the $14,925 into 42,641,879 shares of common stock at a discount of 30%, $0.00035.  A loss on conversion will be recognized.

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 20,255,000 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 60,750,000 shares of common stock (see Note 7) at a 50% discount, $0.0002. A loss on conversion will be recognized.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 101,875,000 shares of common stock (see Note 7) at a 50% discount, $0.0002. A loss on conversion will be recognized.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock.  Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 50,000,000 shares of restricted common stock.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, legal counsel for the Company, thereby granting Vincent & Rees 50,000,000 shares of restricted common stock.  Mr. Rees is a director of the Company.

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 122,150,000 shares of common stock (see Note 7) at a 50% discount, $0.0002. A loss on conversion will be recognized.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 40,716,667 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 86,600,000 shares of common stock (see Note 7) at a 50% discount, $0.00015. A loss on conversion will be recognized.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 127,333,333 shares of common stock (see Note 7) at a 50% discount, $0.00015. A loss on conversion will be recognized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 16, 2013, the Company dismissed the independent accounting firm of Salberg & Company, P.A. and engaged the independent accounting firm of DKM Certified Public Accountants.  The reports of Salberg & Company, P.A. as of and for the fiscal year ended December 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company had material weaknesses in its internal control over financial reporting and has concluded that as of December 31, 2012, the Company’s controls over financial reporting were not effective. Specifically, management identified the following material weaknesses at December 31, 2012:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

On November 9, 2012, Mr. Wittler resigned as a Director of the Company.

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

Name	Age	Position

Sergio A. Pinon	47	Chief Executive Officer and Vice-Chairman of the Board of Directors
Bruce Harmon	54	Chief Financial Officer and Chairman of the Board of Directors
David Rees, Esq.	46	Director

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

Bruce Harmon has served as our chief financial officer since August 2009 and as a director since November 2009.  In December 2011, Mr. Harmon was appointed as chairman of the board.  Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG), a technology company located in Melbourne, Florida, from 2006 to 2008, and as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU), a public shell, located in Newport Beach, California, from 2009 to 2011, and as chief financial officer, director, and interim chief executive officer of Omni Ventures, Inc. (OMVE).  He currently owns Lakeport Business Services, Inc. and through consulting agreements, serves as chief financial officer of Immunovative, Inc. (IMUN) and as chief executive officer, chief financial officer and chairman of Green Innovations Ltd. (GNIN).  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

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

Director Compensation

During the fiscal years ended December 31, 2012 and 2011, our independent directors did not receive any compensation from us for their services except for John Wittler and David Rees being granted 75,000 and 25,000 warrants for common stock, respectively, in 2012.  Mr. Wittler resigned in November 2012.  Additionally, if Mr. Rees is still serving at the time that the Company is acquired, should that occur, he would earn 500,000 shares of common stock.  Directors that were employees were not paid any fees for their role as director.

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

Board Committees

Audit Committee

The Company has an Audit Committee with David Rees, Esq. serving as a member.

Compensation Committee

The Company has a Compensation Committee with David Rees, Esq. serving as a member.

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

Item 11.  Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by (i) Sergio Pinon, our chief executive officer, (ii) Bruce Harmon, our chief financial officer, (iii) Susan Jones, our former chief operating officer, (iv) Lori Livingston, our former chief technology officer, (v) Douglas R. Salie, our former chief executive officer, and (iv) Larry Witherspoon, our former chief information officer.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Sergio Pinon (1)	2012	$120,000	$-	$-	$50,400	$-	$-	$170,400
Chief Executive Officer	2011	$97,000	$-	$-	$110,000	$63,689	$-	$270,689
and Vice-Chairman

Bruce Harmon (2)	2012	$30,000	$-	$-	$140,400	$-	$-	$170,400
Chief Financial Officer	2011	$97,000	$-	$-	$50,000	$61,875	$-	$208,875
and Chairman

Susan Jones (3)	2012	$28,333	$-	$-	$30,000	$-	$-	$58,333
Chief Operating Officer	2011	$15,000	$-	$-	$22,500	$22,500	$-	$60,000

Lori Livingston (4)	2012	$-	$-	$-	$-	$-	$-	$-
Chief Technology Officer	2011	$-	$-	$-	$-	$110,850	$226,666	$337,516

Douglas Salie (5)	2012	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2011	$87,000	$-	$-	$60,000	$30,512	$-	$177,512
and Chairman

Larry Witherspoon (6)	2012	$-	$-	$-	$-	$-	$-	$-
Chief Information Officer	2011	$-	$-	$-	$-	$-	$28,500	$28,500

(1) Mr. Pinon, a founder of the Company, served as a managing member of eLayaway, LLC until its conversion to a C corporation on September 1, 2009. Under the LLC, he was paid in distributions. Due to the Company's cash flow concerns in 2009, he did not receive a salary or distribution until July 2009. Mr. Pinon entered into an employment contract effective September 2009. In January 2011, Mr. Pinon was granted 2,200,000 shares of common stock and 1,415,314 options for common stock for his services in 2011. In August 2011 and December 2011, Mr. Pinon converted $6,551 and $2,666, respectively, into 79,153 and 171,853 shares of Series E preferred stock, respectively. On March 26, 2012, Mr. Pinon was granted 2,000,000 shares of common stock.

(2) Mr. Harmon served as a consultant from August 2009 through December 2009. His consulting firm, Lakeport Business Services, Inc., was paid the above stated balance. He entereded into an employmentcontract effective January 2010. Mr. Harmon did not receive any compensation for 2010 as his pay was accrued due to the cash flow situation. In January 2011, he exchanged his accrued payroll of $56,250 for January through September 2010 for 1,125,000 vested warrants for common stock. In January 2011, Mr. Harmon was granted 1,000,000 shares of common stock and 1,375,000 options for common stock for his services in 2011. In August 2011, October 2011, November 2011, Mr. Harmon converted $56,750, $48,500, $10,000, and $10,000 of accrued payrol into 685,725, 663,275, 230,855, and 213,633 shares of Series E preferred stock, respectively. On March 26, 2012, Mr. Harmon was granted 2,000,000 shares for 2012. Throughout 2012, Mr. Harmon converted accrued compensation of $90,000 into shares of Series E preferred stock.

(3) Mrs. Jones was appointed as Chief Operating Officer in November 2011 and resigned in August 2012. She did not receive any compensation in 2011 as her pay was accrued due to the cash flow situation. Mrs. Jones was awarded 250,000 shares of common stock as part of her employment agreement. Mrs. Jones was also issued 250,000 options for common stock. On March 26, 2012, Mrs. Jones was issued 250,000 shares of common stock for 2012. Additionally, on March 26, 2012, Mrs. Jones converted $30,000 of accrued compensation into 1,190,476 shares of Series E preferred stock.

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

(6) Mr. Witherspoon served as a consultant from July 2010 through December 2010. In September 2010, he was named as Chief Information Officer and continued to serve as a consultant. Mr. Witherspoon has received cash compensation, converted accrued compensation of $13,500 and $14,250 into 100,000 and 160,112 shares of common stock in May 2011 and October 2011, respectively. In May 2011, Mr. Witherspoon was granted 200,000 conditional warrants for common stock. In July 2011, Mr. Withersppon resigned as CIO.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2012.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

John Wittler	$-	$6,300	$-	$-	$-	$-	$6,300
David Rees (2)	$-	$179,100	$-	$-	$-	$-	$179,100

(1) Reflects the estimated fair value of the option award on the grant date using a Black-Scholes warrant pricing model.

(2) Mr. Rees, corporate counsel for the Company, through his law firm, Vincent & Rees, P.A., received stock, which was distributed between various attorneys in the firm, in lieu of cash payment for 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2012 (fiscal year end) and March 28, 2013 (due to significant change in ownership and shares outstanding) regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1650 Summit Lake Drive, Hillside Building, Suite 103, Tallahassee, Florida 32317.

As of December 31, 2012
	Common Stock		Preferred Stock		All Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage	Number of	Percentage
Name of Beneficial Owner	Owned (1)	Owned (1)	Owned (1)	Owned (1)	Votes (1)	Owned (1)

Sergio A. Pinon (2)	6,500,000	1.0%	251,006	1.4%	10,265,090	0.6%
Bruce Harmon (2)	6,505,000	1.0%	15,660,949	88.0%	1,078,535,955	62.1%
David Rees (3)	6,513,092	1.0%	-	0.0%	6,513,092	0.4%
Susan Jones (4)	500,000	0.1%	1,190,476	6.7%	18,357,140	1.1%

All officers and directors as a group (3 persons)	19,518,092	3.0%	15,911,955	89.4%	1,095,314,137	63.0%

(1)  Applicable percentage of ownership is based on 634,308,656 total shares comprised of our common stock (579,027,432) and preferred stock (17,788,156) outstanding (as defined below) as of December 31, 2012. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2012 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.  As of December 31, 2012, due to the super voting rights of the Series E preferred stock (15:1) and of the Series F preferred stock (100:1), the total number of votes are 1,737,966,492 which includes all voting securities.

(2) Officer and director.
(3) Director.
(4) Address for Mrs. Jones is 1671 Amber Crest Lane, Draper, UT 84020.

As of March 28, 2013
	Common Stock		Preferred Stock		All Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage	Number of	Percentage
Name of Beneficial Owner	Owned (1)	Owned (1)	Owned (1)	Owned (1)	Votes (1)	Owned (1)

Sergio A. Pinon (2)	56,500,000	2.7%	1,251,006	6.7%	10,060,265,090	76.3%
Bruce Harmon (2)	56,505,000	2.7%	15,660,949	83.4%	1,128,535,955	8.6%
David Rees (3)	4,783,92F0	0.2%	-	0.0%	4,783,920	0.0%
Susan Jones (4)	500,000	0.0%	1,190,476	6.3%	18,357,140	0.1%

All officers and directors as a group (3 persons)	117,788,920	5.6%	16,911,955	90.1%	11,193,584,965	84.9%

(1)  Applicable percentage of ownership is based on 2,107,962,163 total shares comprised of our common stock (2,089,174,007) and preferred stock (18,788,156) outstanding (as defined below) as of March 28, 2013. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 28, 2013 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership.  As of March 28, 2013, due to the super voting rights of the Series E preferred stock (15:1), of the Series F preferred stock (100:1) and of the Series G preferred stock (10,000:1), the total number of votes are 13,193,067 which includes all voting securities.

(2) Officer and director.
(3) Director.
(4) Address for Mrs. Jones is 1671 Amber Crest Lane, Draper, UT 84020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Dr. Robert D. Salie, the father of Douglas R. Salie, our former CEO and Chairman, is a shareholder and note holder of the Company.

Lakeport Business Services, Inc. is wholly-owned by Bruce Harmon, our CFO and Chairman.

David Rees, Esq., our Director, is the Managing Member of Vincent & Rees, our legal counsel.  Mr. Rees is an independent director, as defined in the list standards of The NASDAQ Stock Market and the applicable rules of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants and Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

Years Ended December 31,
	2012 (a)	2012 (b)	2011 (b)
Category	$32,500	$38,922	$75,100
Audit Fees	-	-	-
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$32,500	$38,922	$75,100

(a) DKM Certified Public Accountants
(b) Salberg & Company, P.A.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$71,422	$75,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$71,422	$75,100

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
3.4 (3)	Certificate of Designation of the Preferences and Rights of Series F Preferred Stock
3.5 (4)	Certificate of Designation of the Preferences and Rights of Series G Preferred stock
31.1 (4)
Certification of Principal Executive Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (4)
Certification of Principal Accounting Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of Principal Executive Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (4)	Certification of Principal Accounting Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (4)	XBRL Instance Document**
101.SCH (4)	XBRL Taxonomy Extension Schema Document**
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)      Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)      Previously filed with the Form 10-Q for the period ended September 30, 2011 and is incorporated herein by reference.
(4)      Filed herewith

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

/s/ Sergio Pinon	April 3, 2013
Sergio A. Pinon, Principal Executive Officer	Date

/s/ Bruce Harmon	April 3, 2013
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Harmon	April 3, 2013
Bruce Harmon, Director	Date

/s/ Sergio A. Pinon	April 3, 2013
Sergio A. Pinon, Director	Date

/s/ David Rees	April 3, 2013
David Rees, Director	Date