Form 10-Q
period 2013-03-31
eLayaway, Inc.
filed 2013-05-17
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of as of May 12, 2013 the registrant had 3,612,616,957 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1  Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$38,800	$22,823
Segregated cash for customer deposits	133,242	86,054
Other receivable	-	50,000
Prepaid expenses	7,205	47,954
Assets attributable to discontinued operations	-	536

Total current assets	179,247	207,367

Property and equipment, net	1,872	2,195

Intangibles, net	3,736	3,844

Other assets	3,584	4,667

Total assets	$188,439	$218,073

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,541,526	$1,665,991
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	509,600	427,590
Accounts payable	165,951	165,449
Accounts payable to related parties	18,118	18,920
Accrued liabilities	288,819	249,110
Liability to guarantee equity value	25,000	25,000
Deposits received from customers for layaway sales	82,610	85,604
Embedded conversion option liability	57,856	64,285

Total current liabilities	2,689,480	2,701,949

Total liabilities	2,689,480	2,701,949

Commitments and contingencies (Note 10)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 7,939,724 and 0
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	7,228	7,940
Series F preferred stock, $0.001 par value, 10,000,000 shares designated, 9,848,432 and 0
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	9,848	9,848
Series G preferred stock, $0.001 par value, 1,000,000 shares designated, 1,000,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	1,000	-
Common stock, par value $0.001, 1,000,000,000 shares authorized, 2,085,891,879 and
634,308,656 shares issued, issuable and outstanding, respectively, and (107,142,857	2,085,892	634,309
and 73,360,937 shares issuable, respectively)
Additional paid-in capital	15,434,720	15,450,884
Accumulated deficit	(20,039,729)	(18,586,857)

Total shareholders' deficiency	(2,501,041)	(2,483,876)

Total liabilities and shareholders' deficiency	$188,439	$218,073

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31,

	2013	2012

Sales	$67,613	$37,144
Cost of sales	11,295	2,366

	56,318	34,778

Selling, general and administrative expenses
(includes $126,218 and $374,821 for the three months ended
March 31, 2013 and 2012, respectively, of stock-based
compensation and settlements)	351,111	627,302
	-	-
Loss from continuing operations	(294,793)	(592,524)

Other income (expense)
Interest expense	(119,897)	(318,356)
Change in fair value of embedded conversion option liability	6,429	2,728
Loss on issuance of common stock	(60,000)	-
Loss on conversion of debt into common stock	(984,611)	-
Total other income (expense), net	(1,158,079)	(315,628)

Net loss from continuing operations	(1,452,872)	(908,152)

Net loss from discontinued operations	-	(42,101)

Net loss	$(1,452,872)	$(950,253)

Basic and diluted net loss per share - continuing operations	$(0.00)	$(0.02)
Basic and diluted net loss per share - discontinued operations	$-	$(0.00)
Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding
- basic and diluted	1,159,929,623	52,320,200

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2013	2012

Cash flows from operating activities:
Net loss	$(1,452,872)	$(950,253)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	323	3,131
Amortization of intangibles	108	13,987
Amortization of debt discounts to interest expense	32,768	267,569
Amortization of debt issue costs to interest expense	3,583	8,380
Issuance of note for legal services	-	25,000
Exchange of options and warrants for common stock	-	107,486
Grant of warrants for services	-	5,571
Grant of options for services	-	10,135
Common stock granted for services	-	163,400
Loss on conversion of debt into common stock	984,611	-
Loss on issuance of stock	60,000	-
Amortization of stock-based prepaids	25,083	132,750
Accretion of put premium into interest expense	80,658	-
Change in fair value of embedded conversion option liability	(6,429)	(27,543)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(47,188)	887
Accounts receivable	-	1,832
Other receivable	50,000	-
Prepaid expenses	40,749	(52,621)
Other assets	1,083	-
Accounts payable	502	79,700
Accounts payable to related parties	(802)	(5,684)
Accrued expenses	39,709	42,568
Deposits received from customers for layaway sales	(2,994)	23,783
Net cash used in operating activities	(191,108)	(149,922)

Cash flows from investing activities:
Acquisition of fixed assets	-	(901)
Cash acquired in acquisition	-	2,447
Cash paid in acquisition	-	(6,000)
Net cash used in investing activities	-	(4,454)

Cash flows from financing activities:
Proceeds from related party loans	-	65,000
Proceeds from loans	207,085	112,500
Repayment of loans	-	(7,000)
Repayment of related party loans	-	(25,000)
Sale of common stock	-	40,000
Net cash provided by financing activities	207,085	185,500

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2013	2012

Net increase (decrease) in cash	15,977	31,124

Cash at beginning of period	22,823	29,458

Cash at end of period	$38,800	$60,582

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$2,205

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of Centralized Strategic Placements, Inc.	$-	$242,400

Debt discounts for beneficial conversion features values	$15,689	$146,684

Common stock issued for legal services	$-	$37,800

Debt discounts for loan fees	$2,500	$6,000

Conversion of loan fees to common stock	$-	$2,500

Capitalization of accrued interest to convertible note payable	$-	$6,000

Conversion of related party payroll into Series E preferred stock	$-	$30,000

Conversion of liabilities to a related party into notes payable	$82,010	$-

Embedded conversion option liability	$-	$24,815

Issuance of Series G preferred stock for services	$1,000	$-

Conversion of Series E preferred stock into common stock	$(712)	$-

See accompanying notes to unaudited uconsolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 31, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 3, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
March 31, 2013
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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of March 31, 2013), eLayaway.com, Pay4Tix, DivvyTech, NuVida, CSP, PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd. (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

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
March 31, 2013
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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$3,736	$-	$-	$3,736
Total Financial Assets	$3,736	$-	$-	$3,736

Following is a summary of activity through March 31, 2013 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2012	$3,844
Amortization of intangibles	(108)
Ending balance at March 31, 2013	$3,736

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$57,856	$-	$-	$57,856
Total Financial Assets	$57,856	$-	$-	$57,856

Following is a summary of activity through March 31, 2013 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$70,704
Change in fair value during the period ended March 31, 2013	(12,848)
Ending balance at March 31, 2013	$57,856

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2013 consist of warrants to purchase 6,523,720 at March 31, 2013 shares of common stock, employee options to purchase 1,363,039 shares of common stock and convertible notes convertible into 1,935,193,361 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these unaudited consolidated financial statements were issued.

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

The amounts of revenues and net losses from CSP included in the Company’s unaudited consolidated statement of operations for the three months ended March 31, 2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2011 is as follows:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from continuing operations of $1,452,872 (includes $126,218 of stock-based compensation and settlements) and used cash in operating activities of $191,108 for the three months ended March 31, 2013. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $2,520,234, $2,501,042 and $20,039,730, respectively, at March 31, 2013. In addition, the Company was in default on thirty-four promissory notes totaling $1,881,266 at March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at March 31, 2013 and December 31, 2012, consists of the following:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Notes and convertible notes,
net of discounts	March 31, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Gary Kline (1)	55,000	-	-	55,000	55,000	-	-	55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2) (3)	25,000	-	-	25,000	25,000	-	-	25,000
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	-	-	-	-
Evolution Capital, LLC (1)	20,255	-	-	20,255	-	-	-	-
Evolution Capital, LLC (1)	36,580	-	-	36,580	-	-	-	-
Evolution Capital, LLC (1)	12,990	-	-	12,990	-	-	-	-
Marina Development, LLC (1) (2)	-	-	-	-	19,350	-	-	19,350
Keith Sazer (1) (2)	-	-	-	-	5,250	-	-	5,250
Hanson Capital, LLC (1) (2)	100,000	-	-	100,000	100,000	-	-	100,000
Asher Enterprises, Inc. (2)	37,500	(4,525)	27,155	60,130	37,500	(18,103)	27,155	46,552
Asher Enterprises, Inc. (2)	53,000	(19,189)	38,379	72,190	53,000	(38,379)	38,379	53,000
Asher Enterprises, Inc. (2)	32,500	(15,689)	23,534	40,345	-	-	-	-
KAJ Capital, LLC (1) (2)	10,000	-	-	10,000	25,000	-	-	25,000
Robert Salie - Line of Credit (1) (2)	400,000	(2,805)	-	397,195	400,000	(2,805)	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
SGI Group, LLC (1) (2)	-	-	-	-	6,419	-	-	6,419
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Star City Capital, LLC (1) (2)	-	-	-	-	20,000	-	-	20,000
Southridge Partners II, LP (1) (2)	43,550	-	-	43,550	155,525	-	-	155,525
Southridge Partners II, LP (1) (2)	8,525	-	-	8,525	45,000	-	-	45,000
Southridge Partners II, LP (1) (2)	40,900	-	-	40,900	55,300	-	-	55,300
WHC Capital, LLC (1) (2)	-	-	-	-	24,909	-	-	24,909
Southridge Partners II, LP (1) (2)	-	-	-	-	11,375	-	-	11,375
Southridge Partners II, LP (2)	-	-	-	-	25,000	-	-	25,000
Total	$1,494,666	$(42,208)	$89,068	$1,541,526	$1,659,744	$(59,287)	$65,534	$1,665,991
_________
(1) In default.
(2) Convertible.
(3) Acquired from Benchmark Capital, LLC

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	March 31, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Bruce Harmon (1)	$157,260	$-	$-	$157,260	$157,260	$-	$-	$157,260
Bruce Harmon (1)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1)	52,010	-	-	52,010	10,000	-	-	10,000
Bruce Harmon (1)	15,000	-	-	15,000	10,000	-	-	10,000
Bruce Harmon (1)	15,000	-	-	15,000	10,000	-	-	10,000
Lakeport Business Services, Inc. (1)	47,235	-	-	47,235	47,235	-	-	47,235
Lakeport Business Services, Inc. - Line of Credit (1) (2)	213,095	-	-	213,095	213,095	-	-	213,095
Total	$509,600	$-	$-	$509,600	$457,590	$-	$-	$457,590
_________
(1) In default.
(2) Convertible.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center. The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments. On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company. The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments. James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing. On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535. The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments. On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011.  On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to March 31, 2013 and to set up payment terms. The Company will make principal payment starting December 15, 2011 with final payment to be made in March 31, 2013. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60. There is no gain or loss on the restructuring of the payables. The remaining principal balance as of March 31, 2013 was $25,883. As of March 31, 2013, this note is in default.

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
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On April 6, 2010, the Company entered into a Convertible Promissory Note with Gary Kline (“Kline”) for $100,000. The note has a one year term and accrues or pays, at the option of Kline, interest at 12% per annum. The note was transferred to the Parent company after the reverse merger and is convertible at the option of Kline into common stock of the public Parent company at $0.25 per share on or after the maturity date of the loan. On August 9, 2010, the Company executed an addendum to the April 6, 2010 convertible promissory note. The addendum facilitates $65,000 additional working capital for the Company. The addendum also modifies the previous terms and conditions by providing a conversion rate of $0.165 per share.   This modification is considered a debt extinguishment for accounting purposes due to the increase of the fair value of the embedded conversion option on the modification date before the change of the conversion rate and after the rate change. All prior debts and related discounts were removed and the Company recorded a new debt of $165,000. The Company recorded $135,000 as a Debt Discount related to the Beneficial Conversion Feature of the new note which is amortized over the remaining term of the one year note and accordingly, five months of interest of $56,250 were recorded as of December 31, 2010 and another $14,063 through February 8, 2011. On February 8, 2011, the Company modified the $165,000 convertible promissory note by decreasing the conversion price to $0.10 from $0.165. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes. Therefore the $69,545 intrinsic value of the beneficial conversion feature of the old debt on the modification date was charged to additional paid-in capital as of the February 8, 2011 modification date and the new loan was recorded as $165,000 with a beneficial conversion value of $165,000 recorded as a debt discount to be amortized over the remaining term of the note. The full $165,000 discount was amortized as of the maturity date of April 5, 2011. Any remaining discount from the old debt totaling $64,687 was removed and the Company recorded a gain on extinguishment of debt of $4,858 at March 31, 2012. From April, 2011 through September, 2011, Kline sold $165,000 of the Convertible Promissory Note to some investors. Each party, simultaneous with their purchase, converted their investment into common stock for a total of 1,650,000 of common stock. Subsequently, Kline invested $165,000 into the Company under separate addendums to the Convertible Promissory Note. The new loans are due on demand. These additional loans are not treated as modifications under accounting standards. The Company also recorded $150,318 of interest expenses related to the beneficial conversion feature of the new notes. In March 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000, and its apportioned accrued interest. The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. On March 29, 2012, Mr. Kline sold $50,000 and its apportioned accrued interest of $6,000 to Southridge Partners II LP. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $56,000 ($50,000 principal and $6,000 accrued interest) with a stock settled debt premium of $34,000. The Company recorded the $34,000 as interest expense because the loan is due on demand. On September 20, 2012, Kline sold $25,000 to SGI Group, LLC and $30,000 to Star City Capital, LLC. On September 20, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $55,000. The new conversion price is 60% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $55,000 was removed and the new loan was recorded as $25,000 and $30,000, respectively with a combined stock settled debt premium of $55,000. The Company recorded the $55,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $50,000 to Southridge. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $50,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $50,000 was removed and the new loan was recorded as $50,000 with a stock settled debt premium of $50,000. The Company recorded the $50,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $30,000 to Star City. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $30,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $30,000 was removed and the new loan was recorded as $30,000 with a stock settled debt premium of $30,000. The Company recorded the $30,000 as interest expense because the loan is due on demand. On October 22, 2012, Kline sold $5,000 to SGI Group. On October 22, 2012, the Company amended the Convertible Promissory Note to change the conversion price from $0.10 for $5,000. The new conversion price is 50% of the lowest conversion bid price of the Company’s common stock during the five days immediately preceding a conversion. These modifications qualifies for treatment as a debt extinguishment for financial accounting purposes therefore the old debt of $5,000 was removed and the new loan was recorded as $5,000 with a stock settled debt premium of $5,000. The Company recorded the $5,000 as interest expense because the loan is due on demand.

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s former CEO, for $25,000. The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan. The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt. The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day volume weighted average price (“VWAP”) of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. This modification did not qualify as a debt extinguishment. The Company recorded additional debt discount of $2,245 which represents the increase in fair value of the embedded conversion option resulting from the modification. On February 12, 2011, this Note was purchased by a third party. Simultaneous with the acquisition of the Note, this Note was converted to 250,000 shares of common stock (see Note 10). Upon conversion of the note, the Company amortized the debt discount of $2,245 to interest expense.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater.   On January 10, 2011, the conversion rate was, based on the formula, set at $0.10.   The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 6).

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 10 and 12). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 6).

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of September 30, 2012 and December 31, 2011, the balance was $213,095 and $69,014, respectively. On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 12). This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible. On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock. On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP. Additionally, the credit line was increased to $300,000. The modification of the LOC qualified as a debt extinguishment for accounting purposes. However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature. This note is in default. On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP. As of March 31, 2013, the balance is $213,095.

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

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On August 27, 2012, Evolution converted $25,000 of this note into 3,246,753 shares of common stock at the discounted rate of $0.0077 whereas the closing price on the previous day was $0.011. The Company recognized a loss on conversion of $10,714. As of March 31, 2013, this note is in default.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 69,444 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value. On March 28, 2013, KAJ converted $15,000 of the note into 107,142,857 shares of common stock (see Note 8) at a 30% discount, $0.00014, at a loss on conversion of $92,143. The shares were recorded as issuable as of March 31, 2013. This note is in default. As of March 31, 2013, the note has a principal balance of $10,000.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

On March 30, 2012, the Company entered into a convertible promissory note with Southridge in the amount of $25,000, in exchange for legal services in regards to the Equity Purchase Agreement (see Note 7 and 12). The note is due on April 1, 2013 and can be converted at the option of the holder at any time after six months from the date of the note. The interest, which accrues, is at a rate of 8% per annum, and is convertible. The conversion feature is at the current market price, defined as the average of the two lowest closing bid prices, with a 30% discount. The note is considered a stock settlement debt since any future stock issued upon conversion will have a fair market value of $35,714. The Company therefore accreted a premium of $10,714 into interest expense over the six months to the first conversion date of the note. On February 26, 2013, Southridge sold the note principal of $25,000 to Momoma Capital, LLC (“Momoma Capital”).

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

On April 2, 2012, Southridge converted $10,000 of their $56,000 convertible note into 694,444 shares of common stock. On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 694,444 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 280,214 shares of common stock to Southridge. On May 16, 2012, Southridge converted $46,000 of the note into 6,666,667 shares at a 50% discount, $0.0069. As of May 16, 2012, the note was fully converted.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On June 7, 2012, the Company entered into a convertible note with Asher in the amount of $32,500. The note matures on March 11, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note. On December 17, 2012, Asher converted $9,000 of the note into 9,473,684 shares of common stock at a conversion price of $0.00095. The Company recorded a loss on conversion of $474. On December 19, 2012, Asher converted $8,600 of the note into 9,247,312 shares of common stock at a conversion price of $0.00093. The Company recorded a loss on conversion of $647. On December 20, 2012, Asher converted $8,600 of the note into 9,450,549 shares of common stock at a conversion price of $0.00091. The Company recorded a loss on conversion of $851. On December 24, 2012, Asher converted $6,000 of the note into 8,219,178 shares of common stock at a conversion price of $0.00073. The Company recorded a loss on conversion of $2,219. On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of the note into 2,191,781 shares of common stock at a conversion price of $0.00073. The Company recorded a loss on conversion of $592. As of December 27, 2012, the note was fully converted.

On September 4, 2012, the Company entered into a note with Lakeport in the amount of $47,235. The note matures on October 1, 2012 and accrues interest at the rate of 12% per annum. This note is in default.

On September 24, 2012, Southridge purchased a portion, $55,000, of the TOL note dated June 29, 2011. On October 18, 2012, Southridge converted $5,480 of the note into 8,430,769 shares of common stock at a 50% discount, $0.00065, at a loss of $2,951 on the conversion. On November 5, 2012, Southridge converted $6,325 of the note into 8,433,333 shares of common stock at a 50% discount, $0.00075, at a loss of $2,108 on the conversion. On November 9, 2012, Southridge converted $12,190 of the note into 16,253,333 shares of common stock at a 50% discount, $0.00075, at a loss of $4,063 on the conversion. On November 15, 2012, Southridge converted $5,685 of the note into 16,242,857 shares of common stock at a 50% discount, $0.00035, at a loss of $10,558 on the conversion. On November 21, 2012, Southridge converted $8,375 of the note into 23,928,571 shares of common stock at a 50% discount, $0.00035, at a loss of $15,554 on the conversion. On November 30, 2012, Southridge converted $11,260 of the note into 32,171,429 shares of common stock at a 50% discount, $0.00035, at a loss of $20,911 on the conversion. On December 5, 2012, Southridge converted $5,685 of the note into 4,373,077 shares of common stock at a 50% discount, $0.00013, at a gain of $132,951 on the conversion of $1,312. On December 11, 2012, under the reset clause of the note, Southridge was issued an additional 1,311,923 shares of common stock at a loss of $1,312. The note was fully converted as of December 11, 2012.

On September 27, 2012, SGI Group, LLC (“SGI Group”) converted $6,100 of principal of its $25,000 note into 4,206,896 shares of common stock at the discounted conversion price of $0.00145 with a loss on conversion of $1,893. On October 12, 2012, due to the reset clause in the note, an additional 2,969,574 shares of common stock were issued. The Company recognized a loss of $2,970 for the additional issuance. On October 22, 2012, SGI Group $2,600 of principal and $18 of accrued interest of the note into 4,028,400 shares of common stock at the discounted conversion price of $0.00065 with a loss on conversion of $1,410. On November 5, 2012, SGI Group $6,300 of principal and $85 of accrued interest of the note into 8,513,160 shares of common stock at the discounted conversion price of $0.00075 with a loss on conversion of $2,128. On November 16, 2012, SGI Group $6,500 of principal and $111 of accrued interest of the note into 18,889,371 shares of common stock at the discounted conversion price of $0.00035 with a loss on conversion of $12,278. On November 23, 2012, SGI Group $3,500 of principal and $68 of accrued interest of the note into 10,193,857 shares of common stock at the discounted conversion price of $0.00035 with a loss on conversion of $6,626. As of November 23, 2012, the note was fully converted.

On September 27, 2012, Star City Capital, LLC (“Star City”) converted $12,200 of its $30,000 note into 8,413,793 shares of common stock at the discounted conversion price of $0.00145. On October 12, 2012, due to the reset clause in the note, an additional 5,939,148 shares of common stock were issued. The Company recognized a loss of $5,939 for the additional issuance. On November 5, 2012, Star City converted $6,300 of principal and $85 of accrued interest of its note into 8,513,180 shares of common stock at the discounted conversion price of $0.00075. On November 16, 2012, Star City converted $6,500 of principal and $85 of accrued interest of its note into 18,889,371 shares of common stock at the discounted conversion price of $0.00035. On December 5, 2012, Star City converted $5,000 of principal and $120 of accrued interest of its note into 3,938,246 shares of common stock at the discounted conversion price of $0.0013 at a gain on conversion of $1,182. On December 20, 2012, due to the reset clause in the note, an additional 3,754,061 shares of common stock were to be issued. They were not issued until January 2013. The Company recognized a loss of $3,754 for the additional issuance. As of December 20, 2012, the note was fully converted.

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

On September 30, 2012, the Company entered into a note with Harmon, an officer of the Company. As part of an agreement whereas Harmon provided his personal guarantee to a liability of the Company, the Company purchased back 2,060,276 shares of Series E preferred stock for the original conversion value of $157,260 and converted the liability into a note which matures on October 15, 2012 and accrues interest at the rate of 2% per annum. The Company recognized compensation expense of $150,461 in this transaction as the shares were valued at $6,799. This note is in default.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On October 22, 2012, Southridge purchased $50,000 of the Kline note. On December 5, 2012, Southridge converted $36,150 of the note into 27,807,692 shares of common stock at a 50% discount, $0.0013, at a gain of $8,342 on the conversion. On December 11, 2012, under the reset clause of the note, Southridge was issued an additional 8,342,308 shares of common stock at a loss of $8,342. On December 11, 2012, Southridge converted $13,850 of the note into 13,850,000 shares of common stock at a 50% discount, $0.001. The note was fully converted as of December 11, 2012.

On October 22, 2012, SGI Group purchased $5,000 of the Kline note. On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of the note into 8,664,771 shares of common stock at a 50% discount, $0.00035, at a loss on conversion of $5,632 on the conversion. On December 11, 2012, Southridge converted $2,000 of principal and $34 of accrued interest of the note into 3,389,433 shares of common stock at a 50% discount, $0.0006. The note was fully converted as of December 11, 2012.

On October 22, 2012, Star City purchased $20,000 of the Kline note. On February 11, 2013, Star City converted $20,000 of principal and $744 of accrued interest of the note into 82,974,160 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $62,231. The balance as of March 31, 2013 is $0.

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

On November 7, 2012, WHC purchased and was assigned $25,000 of the Evolution note dated October 26, 2011. On November 9, 2012, WHC converted $5,465 of the note into 7,286,000 shares of common stock at a 50% discount, $0.00075, at a loss on conversion of $1,822 on the conversion. On November 26, 2012, WHC converted $6,982 of the note into 12,695,000 shares of common stock at a 50% discount, $0.00055, at a loss on conversion of $5,713 on the conversion. On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of the note into 12,526,279 shares of common stock at a 50% discount, $0.00075, at a gain on conversion of $209 on the conversion. As of December 11, 2012, the note was fully converted.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 32,166,667 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 32,208,333 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, Southridge converted $11,375 of the note into 18,958,333 shares of common stock (see Note 8) at a 50% discount, $0.0006. A loss on conversion of $15,167 was recognized. On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 3,791,667 shares of common stock (see Note 8) at a loss of $3,792. The note was fully converted as of March 31, 2013.

On November 13, 2012, the Company entered into a note with Evolution for $75,000. The note has an interest rate of 12% and matured on November 23, 2012. This note is in default.

On November 15, 2012, the Company entered into a note with Harmon for $10,000 related to accrued payroll. The note has an interest rate of 12% and matured on November 25, 2012. This note is in default.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 15,113,467 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $6,045 on the conversion. On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 26,351,200 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $19,763. The balance as of March 31, 2013 is $0.

On November 20, 2012, Mauriello purchased $15,000 of the Kline note dated April 6, 2010. On November 29, 2012, Mauriello converted $6,500 of principal and $4 of accrued interest of the note into 18,583,657 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss on conversion of $12,079 on the conversion. On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of the note into 14,278,267 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $5,711 on the conversion.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On February 11, 2013, under the reset clause of the note, Mauriello was issued an additional 14,278,266 shares of common stock (see Note 8) at a loss of $14,278. As of March 31, 2013, the note was fully converted.

On November 20, 2012, Sazer purchased $8,500 of the Kline note dated April 6, 2010. On November 23, 2012, Sazer converted $3,250 of principal and $4 of accrued interest of the note into 9,297,943 shares of common stock at a 50% discount, $0.00035, at a loss on conversion of $6,044 on the conversion. On February 11, 2013, Sazer converted $5,250 of principal and $145 of accrued interest of the note into 10,790,640 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $5,395. As of March 31, 2013, the balance of the note was $0.

On November 26, 2012, the Company entered into a note with Kline for $23,500. The note has an interest rate of 12% and matured on November 30, 2012. This note is in default.

On November 26, 2012, the Company entered into a note with TOL for $15,400. The note has an interest rate of 12% and matured on December 3, 2012. This note is in default.

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 37,916,667 shares of common stock (see Note 8) at a 50% discount, $0.006. A loss on conversion of $15,167 was recognized. On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 5,183,333 shares of common stock (see Note 8) at a loss of $5,183. On February 20, 2013, Southridge converted $20,255 of the principal into 81,008,219 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $60,753 was recognized. On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 20,255,000 shares of common stock (see Note 8) at a loss of $60,753. On February 27, 2013, Southridge converted $12,150 of the principal into 60,750,000 shares of common stock (see Note 8) at a 50% discount, $0.002. A loss on conversion of $48,600 was recognized. On March 12, 2013, Southridge converted $24,430 of the principal into 122,150,000 shares of common stock (see Note 8) at a 50% discount, $0.0002. A loss on conversion of $97,720 was recognized. On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 40,716,667 shares of common stock (see Note 8) at a loss of $40,717. On March 18, 2013, Southridge converted $12,990 of the principal into 86,600,000 shares of common stock (see Note 8) at a 50% discount, $0.00015. A loss on conversion of $73,610 was recognized. On March 22, 2013, Southridge converted $19,100 of the principal into 127,333,333 shares of common stock (see Note 8) at a 50% discount, $0.00015. A loss on conversion of $108,233 was recognized. On April 1, 2013, Southridge converted $13,010 of the principal into 130,100,000 shares of common stock (see Note 10) at a 50% discount, $0.0001. A loss on conversion of $117,090 will be recognized. On April 10, 2013, Southridge converted $9,440 of the principal into 188,800,000 shares of common stock (see Note 8) at a 50% discount, $0.00005. A loss on conversion of $179,360 will be recognized. On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 10) at a 50% discount, $0.00005. A loss on conversion of $211,375 will be recognized. On April 22, 2013, Southridge converted $9,975 of the principal into 199,500,000 shares of common stock (see Note 10) at a 50% discount, $0.00005. A loss on conversion of $189,525 will be recognized. As of March 31, 2013, the principal balance of the note was $43,550.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 81,008,219 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $66,608 was recognized. As of March 31, 2013, the principal balance of the note was $40,900.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 9,438,367 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $3,775 on the conversion. On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 30,493,151 shares of common stock (see Note 8) at a 50% discount, $0.0005, at a loss on conversion of $15,247. On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 17,800,438 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $13,350.  As of March 31, 2013, the note had a balance of $0.

On December 7, 2012, the Company entered into a note with TOL for $25,000. The note has an interest rate of 12% and matured on December 14, 2012. This note is in default.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 17,828,609 shares of common stock (see Note 12) at a 50% discount, $0.00057, at a loss on conversion of $7,738. On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 20,359,000 shares of common stock (see Note 8) at a 50% discount, $0.00053, at a loss on conversion of $9,508. On January 18, 2013, WHC converted $10,700 of the note into 21,400,000 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $10,700. On February 5, 2013, WHC converted $3,673 of the note into 11,019,480 shares of common stock (see Note 8) at a 50% discount, $0.000333, at a loss on conversion of $7,346. As of March 31, 2013, the note had a balance of $0.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On December 14, 2012, the Company entered into a note with TOL for $35,000. The note has an interest rate of 12% and matured on December 18, 2012. This note is in default.

On December 21, 2012, the Company entered into a convertible note with Asher in the amount of $53,000. The note matures on September 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $3,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $91,379. The Company therefore is accreting a premium of $38,379 into interest expense over the 180 day period to the first conversion date of the note. The funding of the note was on January 2, 2013 therefore the $50,000 was recorded as a receivable as of December 31, 2012.

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 8) at a 50% discount, $0.00045. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 25,500,000 shares of common stock (see Note 8) at a 50% discount, $0.0003. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 23,000,000 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $17,250 was recognized. On March 5, 2013, Southridge converted $20,375 of the note into 101,875,000 shares of common stock (see Note 8) at a 50% discount, $0.0002. A loss on conversion of $81,500 was recognized. On May 4, 2013, Southridge converted $8,525 of the note into 170,500,000 shares of common stock (see Note 10) at a 50% discount, $0.00005. A loss on conversion of $161,975 will be recognized. The principal balance of the note as of March 31, 2013 was $8,525.

On December 31, 2012, the Company entered into a note with TOL for $45,000. The note has an interest rate of 12% and matured on January 7, 2013. The note was in default after the date of this Report.

On January 21, 2013, the Company entered into a note with Harmon for $52,010. The note has an interest rate of 12% and matured on January 24, 2013. The note was in default after the date of this Report.

On January 30, 2013, the Company entered into a note with Evolution for $22,750. The note has an interest rate of 12% and matured on February 7, 2013. The note was in default after the date of this Report.

On January 31, 2013, the Company entered into a convertible note with Asher in the amount of $32,500. The note matures on November 4, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note.

On February 15, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from January 1, 2013 through February 15, 2013. The note has an interest rate of 12% and matured on February 25, 2013. The note was in default after the date of this Report.

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000. On February 26, 2013, Momoma Capital converted $25,000 of the note into 42,641,879 shares of common stock (see Note 8) at a 50% discount, $0.00035, at a loss on conversion of $27,717. As of March 31, 2013, the balance of the note was $0.

On February 27, 2013, the Company entered into a note with Evolution for $20,255. The note has an interest rate of 12% and matured on March 1, 2013. The note was in default after the date of this Report.

On March 11, 2013, the Company entered into a note with Evolution for $36,580. The note has an interest rate of 12% and matured on March 15, 2013. The note was in default after the date of this Report.

On March 22, 2013, the Company entered into a note with Evolution for $19,100. The note has an interest rate of 12% and matured on March 25, 2013. The note was in default after the date of this Report.

On March 28, 2013, the Company entered into a note with Evolution for $62,650. The note has an interest rate of 12% and matured on April 1, 2013. The note was in default after the date of this Report.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On March 31, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from February 16, 2013 – March 31, 2013. The note has an interest rate of 12% and matured on April 10, 2013. The note was in default after the date of this Report.

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of March 31, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2013	December 31, 2012

Volatility	251% - 257%	307%	251%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.27%	0.32%

The following reflects the initial fair value on the note inception date and changes in fair value through March 31, 2013:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2012	433,047
Change in fair value in 2012-(gain) loss	(362,343)
Embedded conversion option derivative liability fair value on December 31, 2012	70,704
Change in fair value for the three months ended March 31, 2013 – (gain) loss	(12,848)
Embedded conversion option derivative liability fair value on March 31, 2013	$57,856

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. A hearing is scheduled for May 21, 2013. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer.

In March 2013, ASC Recap, LLC (“ASC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 2012-CA-4074. ASC has contracted with various note holders of the Company to acquire their debt and subsequently converting the debt to common stock of the Company. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a majority of the Company’s liabilities thereby putting the Company in a better position to facilitate growth. The amount of the proposed purchases is approximately $1.2 million. A hearing was held on May 14, 2013 and the joint motion was approved.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Other

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

In connection with the Equity Purchase Agreement, the Company paid the Investor a fee of $25,000 as a convertible promissory note which has interest of 8% per annum and matures on April 1, 2013 (see Note 4).

NOTE 7 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 4). Line of credit and notes payable of $509,600 and $427,590 was due to our CFO’s company and himself personally at March 31, 2013 and December 31, 2012, respectively, for advances to the Company. At March 31, 2013 and December 31, 2012, the Company had accounts payable to Mr. Harmon of $18,118 and $14,681, respectively, and accrued interest of $20,879 and $2,128, respectively.

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
March 31, 2013
(unaudited)

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

On March 31, 2013, Harmon personally guaranteed approximately $20,000 in debt for the Company. In exchange for the personal guarantee, the board of directors agreed to the following: 1) issue an equivalent amount of Series F Preferred Stock based on the closing trading price on the previous day of $0.0033 or 6,060,606 shares. Harmon’s previous proxy to Mr. Pinon covers these shares also; 2) as a condition of previous conversions into Series E Preferred Stock of accrued payroll to Harmon, he is returning to the Company 2,060,276 shares and the Company will reestablish the liability of $157,260 on its books accordingly as a note payable (see Note 4). It is noted that Harmon has never received any cash compensation for his services for more than three years.

On January 22, 2013, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series G Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series G Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law. The Certificate of Designation was filed with the Delaware Department of State on January 22, 2013. The Certificate of Designation created 1,000,000 shares of Series G Preferred Stock. Each holder of Series G Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series G Preferred Stock is convertible into. Each share of Series G Preferred Stock is convertible, at the option of the holder of the Series G Preferred Stock, into one share of the Company’s common stock. Shares of the Series G Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series G Preferred Stock will be entitled to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series G Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series G Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series G Preferred Stock, the holders of the Series G Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series G Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series G Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series G Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On February 25, 2013, the Company issued 1,000,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation. The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.0006 per share closing price of the common stock on the date of this transaction or $600.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, as amended on April 30, 2012, May 30, 2012, September 27, 2012, and February 22, 2013. The common stock is voting.

On January 30, 2012, the Company issued 69,444 shares of common stock to Evolution in exchange for legal fees (see Note 4).

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 4,280,000 shares of common stock to the owners of CSP. As contractually obligated, 1,070,000 shares of common stock were issued with 3,210,000 issuable at various times.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year. As part of the contract, the Company was obligated to pay $3,500 per month and to issue 1,750,000 shares of common stock, of which 1,250,000 were to be issued at the time of execution, and the remaining 500,000 shares of common stock to be issued on August 18, 2012. The Company valued the 1,250,000 shares at $50,000 or $0.0252 per share based on the quoted price and recorded a prepaid expense of $44,521. As of March 31, 2013, $30,411 was expensed. On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months. The Company issued 500,000 shares of common stock on August 18, 2012. The Company valued the shares at $10,000 or $0.02 per share based on the quoted price and recorded a prepaid expense of $10,000. As of March 31, 2013, $1,569 was expensed.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

On August 9, 2012, Southridge converted $46,000 of its convertible promissory note into 6,666,667 shares of common stock at a conversion price of $0.0069 per share based on the conversion feature in the note.
.
On August 18, 2012, the Company issued to American Capital Ventures 500,000 shares of common stock as contractually obligated in regards to a consulting agreement. These shares were previously recorded as issuable common stock.

On August 27, 2012, Evolution converted $25,000 of its convertible promissory note into 3,246,753 shares of common stock at a conversion price of $0.0077 per share based on the conversion feature in the note.

 On September 6, 2012, Asher converted $10,000 of its convertible promissory note dated February 1, 2012 into 1,724,138 shares of common stock at a conversion price of $0.0058.

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

On October 12, 2012, due to the reset clause in the note with SGI Group, an additional anti-dilutive 2,969,574 shares of common stock were issued.

On October 12, 2012, due to the reset clause in the note with Star City, an additional anti-dilutive 5,939,148 shares of common stock were issued.

On October 17, 2012, as a condition of a settlement agreement with Pinard, the Company issued the remaining 1,070,000 contractually obligated shares of common stock. Additionally, the notes payable to Pinard in the amounts of $57,000 and $6,800, and their related accrued interest, was forgiven, in exchange for an agreement to pay Pinard $40,000 in installments starting on October 17, 2012 through November 15, 2012. As part of the settlement, an American Express credit card in the name of CSP which was personally guaranteed by Pinard prior to the acquisition of CSP by the Company, through a personal guarantee of Harmon, relinquished the personal liability maintained by Pinard.

On October 18, 2012, Southridge converted $5,480 of its note acquired on September 26, 2012 into 8,430,769 shares of common stock at a conversion price of $0.00065 per share.

On October 22, 2012, SGI converted $2,600 of principal and accrued interest of $18 of the note acquired on September 26, 2012 into 4,028,400 shares of common stock at a conversion price of $0.00065 per share.

On November 5, 2012, SGI converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Star City converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 into 8,513,160 shares of common stock at a conversion price of $0.00075 per share.

On November 5, 2012, Southridge converted $6,325 of principal of its note acquired on September 24, 2012 into 8,433,333 shares of common stock at a conversion price of $0.00075 per share.

On November 9, 2012, Southridge converted $12,190 of principal of its note acquired on September 24, 2012 into 16,253,333 shares of common stock at a conversion price of $0.00075 per share.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On November 9, 2012, WHC converted $5,465 of principal of its note acquired on November 6, 2012 into 7,286,000 shares of common stock at a conversion price of $0.00075 per share.

On November 15, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 16,242,857 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, SGI converted $6,500 of principal and accrued interest of $111 of the note acquired on September 26, 2012 into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, Star City converted $6,500 of principal and accrued interest of $85 of the note acquired on September 26, 2012 into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 21, 2012, Southridge converted $8,375 of principal of its note acquired on September 24, 2012 into 23,928,571 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of its note acquired on October 22, 2012 into 8,664,771 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI converted $3,500 of principal and accrued interest of $68 of the note acquired on September 26, 2012 into 10,193,857 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, Sazer converted $3,250 of principal and accrued interest of $4 of the note acquired on November 26, 2012 into 9,297,943 shares of common stock at a conversion price of $0.00035 per share.

On November 26, 2012, WHC converted $6,982 of principal of its note acquired on November 6, 2012 into 12,695,000 shares of common stock at a conversion price of $0.00055 per share.

On November 29, 2012, Mauriello converted $6,500 of principal of its note acquired on November 20, 2012 into 18,583,657 shares of common stock at a conversion price of $0.00035 per share.

On November 30, 2012, Southridge converted $11,260 of principal of its note acquired on September 24, 2012 into 32,171,429 shares of common stock at a conversion price of $0.00035 per share.

On December 5, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 4,373,077 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Star City converted $5,000 of principal and accrued interest of $120 of the note acquired on September 26, 2012 into 3,938,246 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $36,150 of principal of its note acquired on October 22, 2012 into 27,807,692 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $19,300 of principal of its note acquired on November 8, 2012 into 32,166,667 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Southridge converted $19,325 of principal of its note acquired on November 8, 2012 into 32,208,333 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Marina converted $5,650 of principal of its note acquired on December 11, 2012 into 9,438,367 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, due to a reset clause in the note acquired on September 24, 2012, Southridge was issued an additional 1,311,923 shares of common stock.

On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of its note acquired on November 6, 2012 into 12,526,279 shares of common stock at a conversion price of $0.0010167 per share.

On December 11, 2012, Southridge converted $13,850 of principal of its note acquired on October 22, 2012 into 13,850,000 shares of common stock at a conversion price of $0.001 per share.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On December 11, 2012, due to a reset clause in the note acquired on October 22, 2012, Southridge was issued an additional 8,342,308 shares of common stock.

On December 11, 2012, SGI Group converted $2,000 of principal and $34 of accrued interest of its note acquired on October 22, 2012 into 3,389,433 shares of common stock at a conversion price of $0.0006 per share.

On December 12, 2012, SGI converted $9,000 of principal and accrued interest of $68 of the note acquired on November 20, 2012 into 15,113,467 shares of common stock at a conversion price of $0.0006 per share.

On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of its note acquired on November 20, 2012 into 14,278,267 shares of common stock at a conversion price of $0.0006 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 19, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 9,247,312 shares of common stock at a conversion price of $0.00093 per share.

On December 20, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 9,450,549 shares of common stock at a conversion price of $0.00091 per share.

On December 20, 2012, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 3,754,061 shares of common stock.

On December 24, 2012, Asher converted $6,000 of principal of its note dated June 7, 2012 into 8,219,178 shares of common stock at a conversion price of $0.00073 per share.

On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of its note dated June 7, 2012 into 2,191,781 shares of common stock at a conversion price of $0.00073 per share.

On December 27, 2012, WHC converted $10,091 of principal of its note acquired on December 13, 2012 into 17,828,609 shares of common stock at a conversion price of $0.00057 per share.

On January 3, 2013, 17,828,609 shares were issued to WHC which were recorded as issuable as of December 31, 2013 (see Note 4).

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 4), Southridge was issued an additional 18,958,333 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 18,958,333 shares of common stock (see Note 4) at a 50% discount, $0.0006. A loss on conversion will be recognized.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 37,916,667 shares of common stock (see Note 4) at a 50% discount, $0.0006. A loss on conversion will be recognized. Due to the deficiency of available shares to be issued at the time, the Company issued 12,000,000 shares on January 10, 2013 and the remaining 25,916,667 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 4), Star City was issued an additional 3,754,061 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 4), Southridge was issued an additional 3,791,667 shares of common stock.

On January 11, 2013, 20,358,000 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 (see Note 4) which was recorded as issuable as of December 31, 2012.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 21,400,000 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 30,493,151 shares of common stock (see Note 4) at a 50% discount, $0.0005.

On January 24, 2013, 14,278,267 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 (see Note 4) which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 62,444,444 shares of common stock (see Note 4) at a 50% discount, $0.00045.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 4), Star City was issued an additional 3,754,061 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 5,183,333 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013 (see Note 4), Southridge was issued an additional 17,841,270 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 25,500,000 shares of common stock (see Note 4) at a 50% discount, $0.0003.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 11,019,480 shares of common stock (see Note 4) at a 50% discount, $0.000167.

 On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 23,000,000 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 26,351,200 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012 (see Note 4), Mauriello was issued an additional 14,278,266 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 10,790,640 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 81,008,219 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 82,974,160 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 81,020,000 shares of common stock (see Note 4) at a 50% discount, $0.00025.

On February 26, 2013, Momoma Capital converted the $14,925 into 42,641,879 shares of common stock at a discount of 30%, $0.00035 (see Note 4).

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 20,255,000 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 60,750,000 shares of common stock (see Note 4) at a 50% discount, $0.0002.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 101,875,000 shares of common stock (see Note 4) at a 50% discount, $0.0002.

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

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 122,150,000 shares of common stock (see Note 4) at a 50% discount, $0.0002.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 40,716,667 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 86,600,000 shares of common stock (see Note 4) at a 50% discount, $0.00015.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 127,333,333 shares of common stock (see Note 4) at a 50% discount, $0.00015.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 107,142,857 shares of common stock (see Note 4) at a 30% discount, $0.00014. The shares were recorded as issuable at March 31, 2013.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	6,305,298	$0.12
Granted	0
Reclassification	0

Outstanding and exercisable at March 31, 2013	6,305,298	$0.12	3.91	$-

Weighted Average Grant Date Fair Value		$0.02

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
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

The expected term equals the contractual term for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility. The Company recognized an expense of $5,571 as of March 31, 2013, which is included in operations.

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

The Company has granted warrants to employees. Warrant activity for employees the year ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	218,422	$0.25

Forfeited	0
Reclassification	0	$

Outstanding at March 31, 2013	218.422	$0.25	2.62	$-

Exercisable at March 31, 2013	218,422	$0.25

Weighted Average Grant Date Fair Value		$0.08

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
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

The Company has granted options to employees. Options activity for the year ended March 31, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,363,039	$0.119
Granted	0
Forfeited	0

Outstanding at March 31, 2013	1,363,039	$0.119	8.22	$-

Exercisable at March 31, 2013	781,372	$0.08

Weighted Average Grant Date Fair Value		$0.03

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

The expected term was computed using the simplified method for these employee grants. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility. The milestones associated with the issuance of these options were not met therefore they were forfeited on March 31, 2013.

On March 26, 2012, three officers of the Company forfeited 3,040,314 options for common stock in exchange for 3,040,314 shares of common stock. The Company recorded an additional expense of $608 on this transaction.

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2013. There have been no losses in these accounts through March 31, 2013.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2013, the Company entered into a note with Harmon for $10,138 in regards to accounts payable due to Harmon as of April 1, 2013. The note has an interest rate of 12% and matured on April 10, 2013. The note was in default after the date of this Report.

On April 1, 2013, Southridge converted $13,010 of its note dated November 30, 2012 into 130,100,000 shares of common stock at a discounted rate of 50%, $0.0001 (see Note 4). A loss will be recognized.

On April 8, 2013, the Company converted $9,301 of payables to Harmon into 31,004,867 shares of common stock at conversion price of $0.0003.

On April 8, 2013, the Company converted the Series E and Series F preferred stock. 5,812,517 and 9,848,432, respectively, owned by Harmon to common stock on a 1:1 basis.

On April 8, 2013, the Company converted the Series E preferred stock, 251,006, owned by Pinon to common stock on a 1:1 basis.

On April 8, 2013, the Board of Directors recommended to the holders of voting capital of the Company that they approve a reverse stock split at an exchange ratio of 1 post-split share for 100 split shares (1:100) up to 1 post-split share for 250 pre-split shares (1:250) at the Board’s discretion.

On April 10, 2013, Southridge converted $9,440 of its note dated November 30, 2012 into 188,800,000 shares of common stock at a discounted rate of 50%, $0.00005 (see Note 4). A loss will be recognized.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On April 15, 2013, Southridge converted $11,125 of its note dated November 30, 2012 into 222,500,000 shares of common stock at a discounted rate of 50%, $0.00005 (see Note 4). A loss will be recognized.

On April 19, 2013, the Company approved the 2013 Stock Option Plan which authorized 950,000,000 shares of common stock to be used as S-8 shares.

On April 22, 2013, Southridge converted $9,975 of its note dated November 30, 2012 into 199,500,000 shares of common stock at a discounted rate of 50%, $0.00005 (see Note 4). A loss will be recognized.

On April 25, 2013, the Board of Directors issued S-8 shares to various employees of the Company in lieu of cash compensation. The shares issued were to Pinon, 115,000,000, Harmon, 115,000,000, Thomas Carluccio, Jr., 43,475,000, and Melissa Valido, 32,666,667, for compensation for April and May 2013.

On May 4, 2013, Southridge converted $8,525 of its note dated December 28, 2012 into 170,500,000 shares of common stock at a discounted rate of 50%, $0.00005 (see Note 4). A loss will be recognized.

On May 14, 2013, the Joint Motion for Approval of Settlement Agreement and Stipulation was approved (see Note 6).

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2012 for the fiscal year ended December 31, 2012 and in our subsequent filings with the Securities and Exchange Commission.

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

Divvy Tech Powered Brands:

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

Results of Continuing Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue. For the three months ended March 31, 2013, our revenue was $67,613, compared to $37,144 for the same period in 2012, representing an increase of 82%.

Revenue less Cost of Sales. For the three months ended March 31, 2013, our revenue less cost of sales was $56,318, compared to $34,778 for the same period in 2012. This change is due to higher revenue in 2013.

Selling, General and Administrative Expenses. For the three months ended March 31, 2013, selling, general and administrative expenses were $351,111 compared to $627,302 for the same period in 2012, a decrease of 44.0%. This decrease was primarily caused by a reduction in stock-based compensation and settlements (from $374,821 to $126,218, or 90.0% of the decrease) therefore selling, general and administrative expenses actually decreased (from $252,481 to $224,893), net of stock-based compensation and settlements and other expenses related to the reduction of expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $1,452,872 for the three months ended March 31, 2013 compared to $908,152 for the same period in 2012 for continuing operations, an increase of 60.0%. The net losses without the effect of the recording of stock-based compensation was $1,326,654 and $533,331 for the three months ended March 31, 2013 and 2012, respectively, primarily due to the loss on conversions of notes payable, $984,611.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $38,800. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $191,108 for the three months ended March 31, 2013, and we used cash in operations of $149,922 during the same period in 2012. The principal elements of cash flow from operations for the three months ended March 31, 2013 included a net loss of $1,452,872, offset primarily by loss on conversion of debt into common stock, $984,611, and stock-based compensation and settlements of $126,218.

Cash used in investing activities was $0 for the three months ended March 31, 2013, compared to $4,454 during the comparable period in 2012.

Cash provided by our financing activities was $207,085 for the three months ended March 31, 2013, compared to cash generated of $185,500 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2013 compared to 2012.

As of March 31, 2013, current liabilities exceeded current assets by 15.0 times. Current assets decreased from $207,367 at December 31, 2012 to $179,247 at March 31, 2013 whereas current liabilities decreased from $2,701,949 at December 31, 2012 to $2,689,481 at March 31, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $67,613 and net losses of $1,452,872 ($126,218 represents stock-based compensation and settlements) for the three months ended March 31, 2013 compared to sales of $37,144 and net loss of $950,253 ($374,821 represents stock-based compensation and settlements) for the three months ended March 31, 2012. The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $2,510,234, $2,501,042 and $20,039,730, respectively, at March 31, 2013, and used cash in operations of $191,108 in the three months ended March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 1, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. A hearing is scheduled for May 21, 2013. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer.

In March 2013, ASC Recap, LLC (“ASC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 2012-CA-4074. ASC has contracted with various note holders of the Company to acquire their debt and subsequently converting the debt to common stock of the Company. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a majority of the Company’s liabilities thereby putting the Company in a better position to facilitate growth. The amount of the proposed purchases is approximately $1.2 million. A hearing was held on May 14, 2013 and the joint motions were approved.

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

On November 15, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 16,242,857 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, SGI converted $6,500 of principal and accrued interest of $111 of the note acquired on September 26, 2012 into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 16, 2012, Star City converted $6,500 of principal and accrued interest of $85 of the note acquired on September 26, 2012 into 18,889,371 shares of common stock at a conversion price of $0.00035 per share.

On November 21, 2012, Southridge converted $8,375 of principal of its note acquired on September 24, 2012 into 23,928,571 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of its note acquired on October 22, 2012 into 8,664,771 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, SGI converted $3,500 of principal and accrued interest of $68 of the note acquired on September 26, 2012 into 10,193,857 shares of common stock at a conversion price of $0.00035 per share.

On November 23, 2012, Sazer converted $3,250 of principal and accrued interest of $4 of the note acquired on November 26, 2012 into 9,297,943 shares of common stock at a conversion price of $0.00035 per share.

On November 26, 2012, WHC converted $6,982 of principal of its note acquired on November 6, 2012 into 12,695,000 shares of common stock at a conversion price of $0.00055 per share.

On November 29, 2012, Mauriello converted $6,500 of principal of its note acquired on November 20, 2012 into 18,583,657 shares of common stock at a conversion price of $0.00035 per share.

On November 30, 2012, Southridge converted $11,260 of principal of its note acquired on September 24, 2012 into 32,171,429 shares of common stock at a conversion price of $0.00035 per share.

On December 5, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 4,373,077 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Star City converted $5,000 of principal and accrued interest of $120 of the note acquired on September 26, 2012 into 3,938,246 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $36,150 of principal of its note acquired on October 22, 2012 into 27,807,692 shares of common stock at a conversion price of $0.0013 per share.

On December 5, 2012, Southridge converted $19,300 of principal of its note acquired on November 8, 2012 into 32,166,667 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Southridge converted $19,325 of principal of its note acquired on November 8, 2012 into 32,208,333 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, Marina converted $5,650 of principal of its note acquired on December 11, 2012 into 9,438,367 shares of common stock at a conversion price of $0.0006 per share.

On December 11, 2012, due to a reset clause in the note acquired on September 24, 2012, Southridge was issued an additional 1,311,923 shares of common stock.

On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of its note acquired on November 6, 2012 into 12,526,279 shares of common stock at a conversion price of $0.0010167 per share.

On December 11, 2012, Southridge converted $13,850 of principal of its note acquired on October 22, 2012 into 13,850,000 shares of common stock at a conversion price of $0.001 per share.

On December 11, 2012, due to a reset clause in the note acquired on October 22, 2012, Southridge was issued an additional 8,342,308 shares of common stock.

On December 11, 2012, SGI Group converted $2,000 of principal and $34 of accrued interest of its note acquired on October 22, 2012 into 3,389,433 shares of common stock at a conversion price of $0.0006 per share.

On December 12, 2012, SGI converted $9,000 of principal and accrued interest of $68 of the note acquired on November 20, 2012 into 15,113,467 shares of common stock at a conversion price of $0.0006 per share.

On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of its note acquired on November 20, 2012 into 14,278,267 shares of common stock at a conversion price of $0.0006 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 9,473,684 shares of common stock at a conversion price of $0.00095 per share.

On December 19, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 9,247,312 shares of common stock at a conversion price of $0.00093 per share.

On December 20, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 9,450,549 shares of common stock at a conversion price of $0.00091 per share.

On December 20, 2012, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 3,754,061 shares of common stock.

On December 24, 2012, Asher converted $6,000 of principal of its note dated June 7, 2012 into 8,219,178 shares of common stock at a conversion price of $0.00073 per share.

On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of its note dated June 7, 2012 into 2,191,781 shares of common stock at a conversion price of $0.00073 per share.

On December 27, 2012, WHC converted $10,091 of principal of its note acquired on December 13, 2012 into 17,828,609 shares of common stock at a conversion price of $0.00057 per share.

On January 3, 2013, 17,828,609 shares were issued to WHC which were recorded as issuable as of December 31, 2013.

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012, Southridge was issued an additional 18,958,333 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 18,958,333 shares of common stock at a 50% discount, $0.0006.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 37,916,667 shares of common stock at a 50% discount, $0.0006. Due to the deficiency of available shares to be issued at the time, the Company issued 12,000,000 shares on January 10, 2013 and the remaining 25,916,667 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 3,754,061 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012, Southridge was issued an additional 3,791,667 shares of common stock.

On January 11, 2013, 20,358,000 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 which were recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 21,400,000 shares of common stock at a 50% discount, $0.00025.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 30,493,151 shares of common stock at a 50% discount, $0.0005.

On January 24, 2013, 14,278,267 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 62,444,444 shares of common stock at a 50% discount, $0.00045.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 3,754,061 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 5,183,333 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013, Southridge was issued an additional 17,841,270 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 25,500,000 shares of common stock at a 50% discount, $0.0003.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 11,019,480 shares of common stock at a 50% discount, $0.000167.

On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 23,000,000 shares of common stock at a 50% discount, $0.00025.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 26,351,200 shares of common stock at a 50% discount, $0.00025.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012, Mauriello was issued an additional 14,278,266 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 10,790,640 shares of common stock at a 50% discount, $0.00025.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 81,008,219 shares of common stock at a 50% discount, $0.00025.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 82,974,160 shares of common stock at a 50% discount, $0.00025.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 81,020,000 shares of common stock at a 50% discount, $0.00025.

On February 25, 2013, the Company issued 1,000,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation. The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.0006 per share closing price of the common stock on the date of this transaction or $600.

On February 26, 2013, Momoma Capital converted the $14,925 into 42,641,879 shares of common stock at a discount of 30%, $0.00035.

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 20,255,000 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 60,750,000 shares of common stock at a 50% discount, $0.0002.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 101,875,000 shares of common stock at a 50% discount, $0.0002.

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

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 122,150,000 shares of common stock at a 50% discount, $0.0002.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 40,716,667 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 86,600,000 shares of common stock at a 50% discount, $0.00015.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 127,333,333 shares of common stock at a 50% discount, $0.00015.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 107,142,857 shares of common stock at a 30% discount, $0.00014.

On April 1, 2013, Southridge converted $13,010 of its note dated November 30, 2012 into 130,100,000 shares of common stock at a discounted rate of 50%, $0.0001.

On April 10, 2013, Southridge converted $9,440 of its note dated November 30, 2012 into 188,800,000 shares of common stock at a discounted rate of 50%, $0.00005.

On April 15, 2013, Southridge converted $11,125 of its note dated November 30, 2012 into 222,500,000 shares of common stock at a discounted rate of 50%, $0.00005.

On April 22, 2013, Southridge converted $9,975 of its note dated November 30, 2012 into 199,500,000 shares of common stock at a discounted rate of 50%, $0.00005.

On April 25, 2013, the Board of Directors issued S-8 shares to various employees of the Company in lieu of cash compensation. The shares issued were to Pinon, 115,000,000, Harmon, 115,000,000, Thomas Carluccio, Jr., 43,475,000, and Melissa Valido, 32,666,667, for compensation for April and May 2013.

On May 4, 2013, Southridge converted $8,525 of its note dated December 28, 2012 into 170,500,000 shares of common stock at a discounted rate of 50%, $0.00005.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated March 31, 2013.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Gary Kline	55,000
Gary Kline	75,000
Gary Kline	23,500
James E. Pumphrey	25,883
Evolution Capital, LLC	25,000
Evolution Capital, LLC	75,000
Evolution Capital, LLC	22,750
Evolution Capital, LLC	20,255
Evolution Capital, LLC	36,580
Evolution Capital, LLC	12,990
Hanson Capital, LLC	100,000
KAJ Capital, LLC	10,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Transfer Online, Inc.	15,400
Transfer Online, Inc.	25,000
Transfer Online, Inc.	35,000
Transfer Online, Inc.	45,000
Transfer Online, Inc.	55,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Susan Jones	58,333
Ventana Capital Partners, Inc.	20,000
Southridge Partners II, LP	8,525
Southridge Partners II, LP	43,550
Southridge Partners II, LP	40,900
WHC Capital, LLC	24,909
Southridge Partners II, LP	11,375

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	157,260
Bruce Harmon	10,000
Bruce Harmon	52,010
Bruce Harmon	15,000
Bruce Harmon	15,000
Lakeport Business Services, Inc.	47,235
Lakeport Business Services, Inc. - Line of Credit	213,095
Total	$1,971,534

ITEM 4. MINE SAFETY DISCLOSURES

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
________________
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

ELAYAWAY, INC.

Date: May 15, 2013	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer

Date: May 15, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer