Form 10-Q
period 2013-06-30
eLayaway, Inc.
filed 2013-08-13
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54733
______________________________________________

ELAYAWAY, INC.
 (Exact name of registrant as specified in its charter)
___________________________________________

Delaware	20-8235863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1650 Summit Blvd. Suite 103 Tallahassee, FL	32317
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (850) 583-5019
_________________________________________

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

As of as of August 9, 2013 the registrant had 4,441,041,037 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1  Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$10,565	$22,823
Segregated cash for customer deposits	84,398	86,054
Other receivable	-	50,000
Prepaid expenses	311,930	47,954
Assets attributable to discontinued operations	-	536

Total current assets	406,893	207,367

Property and equipment, net	1,656	2,195

Intangibles, net	3,736	3,844

Other assets	834	4,667

Total assets	$413,119	$218,073

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,509,134	$1,665,991
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	519,738	427,590
Accounts payable	147,351	165,449
Accounts payable to related parties	18,209	18,920
Accrued liabilities	350,682	249,110
Liability to guarantee equity value	25,000	25,000
Deposits received from customers for layaway sales	74,693	85,604
Embedded conversion option liability	53,570	64,285

Total current liabilities	2,698,377	2,701,949

Total liabilities	2,698,377	2,701,949

Commitments and contingencies (Note 10)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 1,854,013 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 2,788,368 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 3,142,452 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 1,889,594 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 10,000,000 shares designated, 685,725 and 0
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	686	7,940
Series F preferred stock, $0.001 par value, 10,000,000 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	-	9,848
Series G preferred stock, $0.001 par value, 1,000,000 shares designated, 1,000,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	1,000	-
Common stock, par value $0.001, 5,000,000,000 shares authorized, 4,441,041,037 and
634,308,656 shares issued, issuable and outstanding, respectively, and (107,142,857
and 73,360,937 shares issuable, respectively)	4,441,041	634,309
Additional paid-in capital	15,441,855	15,450,884
Accumulated deficit	(22,169,840)	(18,586,857)

Total shareholders' deficiency	(2,285,258)	(2,483,876)

Total liabilities and shareholders' deficiency	$413,119	$218,073

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$31,120	$35,313	$98,733	$64,015
Cost of sales	8,547	3,869	19,842	3,383
	22,573	31,444	78,891	60,632

Selling, general and administrative expenses
(includes $33,760 and $61,752 for the three months ended
June 30, 2013 and 2012, respectively, and $159,978 and
$436,573 for the six months ended June 30, 2013 and 2012,
respectively, of stock-based compensation and settlements)	222,127	524,513	573,238	1,171,040
			-	-
Loss from continuing operations	(199,554)	(493,069)	(494,347)	(1,110,408)

Other income (expense)
Interest expense	(87,363)	(245,442)	(207,260)	(563,798)
Change in fair value of embedded conversion option liability	-	176,076	6,429	203,619
Gain on conversion of accounts payable	-	1,600	-	1,600
Loss on share repurchase	-	-	-	-
Gain (loss) on settlements of liabilities, net	(534,791)	-	(534,791)	-
Loss on issuance of common stock			(60,000)	-
Loss on conversion of debt into common stock	(1,308,403)	-	(2,293,014)	-
Total other income (expense), net	(1,930,557)	(67,766)	(3,088,636)	(358,579)

Net loss from continuing operations	(2,130,111)	(560,835)	(3,582,983)	(1,468,987)

Net loss from discontinued operations	-	(57,051)	-	(99,152)

Net loss	$(2,130,111)	$(617,886)	$(3,582,983)	$(1,568,139)

Basic and diluted net loss per share - continuing operations	$(0.001)	$(0.008)	$(0.001)	$(0.023)
Basic and diluted net loss per share - discontinued operations	$-	$(0.001)	$-	$(0.000)
Basic and diluted net loss per share	$(0.001)	$(0.008)	$(0.001)	$(0.025)

Weighted average shares outstanding
- basic and diluted	2,890,796,541	73,366,427	2,389,645,431	62,546,892

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,582,983)	$(1,568,139)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	539	6,640
Amortization of intangibles	108	34,915
Amortization of debt discounts to interest expense	105,142	497,569
Amortization of debt issue costs to interest expense	-	18,622
Issuance of note for legal services	-	25,000
Deriviative loss	(10,715)	-
Grant of warrants for services	-	31,071
Grant of options for services	-	20,270
Common stock granted for services	159,978	113,400
Exchange of options and warrants for common stock	-	108,614
Loss on conversion of debt into common stock	2,397,987	-
Loss on issuance of stock	60,000	-
Amortization of stock-based prepaids	-	162,657
Accretion of put premium into interest expense	80,658	-
(Gain) loss on settlement of liabilities	534,791	(1,600)
Change in fair value of embedded conversion option liability	(10,715)	(203,619)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	1,656	121,990
Accounts receivable	50,000	8,519
Other receivable	-	-
Prepaid expenses	-	6,645
Other assets	4,369	-
Accounts payable	(18,098)	95,929
Accounts payable to related parties	-	(3,257)
Accrued expenses	101,572	125,714
Deposits received from customers for layaway sales	(10,911)	3,671
Net cash used in operating activities	(136,622)	(395,389)

Cash flows from investing activities:
Acquisition of fixed assets	-	(901)
Cash acquired in acquisition	-	2,447
Cash paid in acquisition	-	(6,000)
Net cash used in investing activities	-	(4,454)

Cash flows from financing activities:
Proceeds from related party loans	-	214,272
Proceeds from loans	125,075	177,500
Repayment of loans	-	(17,652)
Repayment of related party loans	(711)	(25,000)
Payment of loan fee	-	(7,500)
Sale of common stock	-	140,040
Net cash provided by financing activities	124,364	481,660

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2013	2012

Net increase (decrease) in cash	(12,258)	81,817

Cash at beginning of period	22,823	29,458

Cash at end of period	$10,565	$111,275

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,405

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of Centralized Strategic Placements, Inc.	$-	$242,402

Reclassification of liability to equity for expiration of guarantee	$-	$135,000

Debt discounts for beneficial conversion features values	$15,689	$99,616

Common stock issued for legal services	$-	$37,800

Debt discounts for loan fees	$2,500	$6,000

Conversion of loan fees to common stock	$-	$2,500

Capitalization of accrued interest to convertible note payable	$-	$6,000

Conversion of related party payroll into Series E preferred stock	$-	$30,000

Common stock issued for services	$930,001	$60,000

Conversion of debt to common stock including premium	$-	$16,667

Conversion of accounts payable to common stock	$-	$15,500

Conversion of convertible preferred stock into common stock	$-	$15,500

Conversion of liabilities to a related party into notes payable	$82,010	$-

Embedded conversion option liability	$-	$24,815

Issuance of Series G preferred stock for services	$1,000	$-

Conversion of Series E preferred stock into common stock	$(712)	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

eLayaway, Inc. (the “Company,” “we,” “us,” “our” or “eLayaway”) is a Delaware corporation. The business was started on September 8, 2005. Our subsidiary, eLayaway.com, Inc., was formed on September 8, 2005.

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

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP. Channel Worth acquired the technology of CSP and the respective operations of CSP. The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company. See Notes 2, 4, 6 and 8.

Basis of Presentation
The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 3, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
June 30, 2013
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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of June 30, 2013), eLayaway.com, Pay4Tix, DivvyTech, NuVida, CSP, PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd. (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

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
June 30, 2013
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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$3,736	$-	$-	$3,736
Total Financial Assets	$3,736	$-	$-	$3,736

Following is a summary of activity through June 30, 2013 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2012	$3,844
Amortization of intangibles	(108)
Ending balance at June 30, 2013	$3,736

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$53,570	$-	$-	$53,570
Total Financial Assets	$53,570	$-	$-	$53,570

Following is a summary of activity through June 30, 2013 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$70,704
Change in fair value during the period ended June 30, 2013	(17,134)
Ending balance at June 30, 2013	$53,570

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2013 consist of warrants to purchase 6,523,720 at June 30, 2013 shares of common stock, employee options to purchase 781,372 shares of common stock and convertible notes convertible into 6,530,472,989 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS AND DISPOSITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 4,280,000 shares of common stock of the Company, 1,070,000 issuable at the date of the execution of the agreement, 1,070,000 issuable on August 1, 2012, 1,070,000 issuable on February 1, 2013, and 1,070,000 issuable on August 1, 2013. The shares were issued to Richard St. Cyr (“St. Cyr”) and Douglas Pinard (“Pinard”), the co-owners of CSP. Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners. The Company recorded the transaction at $248,400, which is based on the 4,280,000 shares valued at the previous day closing price of our common stock of $0.03, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000. The two promissory notes were in default as of August 1, 2012 (see Note 4). CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Current assets	$13,002
Property and equipment	24,220
Other assets	346
Website technology intangibles	249,840
Total assets acquired	287,408
Liabilities assumed	(39,008)
Total purchase price	$248,400

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP. Channel Worth acquired the technology of CSP and the respective operations of CSP. The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company. In exchange for the services, the principal of Channel Worth, St. Cyr, forgave $40,000 of the note payable of $57,000 and the related accrued interest due to him, as well as any accounts payable. See Notes 1, 2, 4, 6 and 8. Channel Worth entered into an agreement with the Company whereas it would independently provide the services that were previously in house.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from continuing operations of $3,582,983 (includes $159,978 of stock-based compensation and settlements and $2,397,987 of loss on conversion of notes payable) and used cash in continuing operations operating activities of $136,622 for the six months ended June 30, 2013. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $2,291,484, $2,285,258 and $22,169,840, respectively, at June 30, 2013. In addition, the Company was in default on thirty-three promissory notes totaling $1,829,329 at June 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at June 30, 2013 and December 31, 2012, consists of the following:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Notes and convertible notes,
net of discounts	June 30, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Gary Kline (1)	55,000	-	-	55,000	55,000	-	-	55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2)	15,000	-	-	15,000	25,000	-	-	25,000
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	-	-	-	-
Evolution Capital, LLC (1)	20,255	-	-	20,255	-	-	-	-
Evolution Capital, LLC (1)	36,580	-	-	36,580	-	-	-	-
Evolution Capital, LLC (1)	12,990	-	-	12,990	-	-	-	-
Marina Development, LLC (1) (2)	-	-	-	-	19,350	-	-	19,350
Keith Sazer (1) (2)	-	-	-	-	5,250	-	-	5,250
Hanson Capital, LLC (1) (2)	100,000	-	-	100,000	100,000	-	-	100,000
Asher Enterprises, Inc. (2)	31,700	1	27,155	58,856	37,500	(18,103)	27,155	46,552
Asher Enterprises, Inc. (2)	53,000	1	38,379	91,380	53,000	(38,379)	38,379	53,000
Asher Enterprises, Inc. (2)	32,500	(3,922)	23,534	52,112	-	-	-	-
KAJ Capital, LLC (1) (2)	10,000	-	-	10,000	25,000	-	-	25,000
Robert Salie - Line of Credit (1) (2)	400,000	(2,805)	-	397,195	400,000	(2,805)	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
SGI Group, LLC (1) (2)	-	-	-	-	6,419	-	-	6,419
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Star City Capital, LLC (1) (2)	-	-	-	-	20,000	-	-	20,000
Southridge Partners II, LP (1) (2)	-	-	-	-	155,525	-	-	155,525
Southridge Partners II, LP (1) (2)	-	-	-	-	45,000	-	-	45,000
Southridge Partners II, LP (1) (2)	40,900	-	-	40,900	55,300	-	-	55,300
WHC Capital, LLC (1) (2)	-	-	-	-	24,909	-	-	24,909
Southridge Partners II, LP (1) (2)	-	-	-	-	11,375	-	-	11,375
Southridge Partners II, LP (2)	-	-	-	-	25,000	-	-	25,000
Total	$1,426,791	$(6,725)	$89,068	$1,509,134	$1,659,744	$(59,287)	$65,534	$1,665,991

(1) In default.
(2) Convertible.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	June 30, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Bruce Harmon (1)	$157,260	$-	$-	$157,260	$157,260	$-	$-	$157,260
Bruce Harmon (1)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1)	52,010	-	-	52,010	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	10,138	-	-	10,138	-	-	-	-
Lakeport Business Services, Inc. (1)	47,235	-	-	47,235	47,235	-	-	47,235
Lakeport Business Services, Inc. - Line of Credit (1) (2)	213,095	-	-	213,095	213,095	-	-	213,095
Total	$519,738	$-	$-	$519,738	$427,590	$-	$-	$427,590

(1) In default.
(2) Convertible.

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

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.09 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 55,556 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.09. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On August 27, 2012, Evolution converted $25,000 of this note into 3,246,753 shares of common stock at the discounted rate of $0.0077 whereas the closing price on the previous day was $0.011. The Company recognized a loss on conversion of $10,714. In 2012, the ownership of the note was assigned to Buko-Evolution, LLC. On May 17, 2013, Buko-Evolution, LLC converted $10,000 into 187,657,400 shares of common stock (see Note 8) at a conversion rate of $0.00005. A loss of $88,829 was recognized. As of June 30, 2013, this note is in default and has a balance of $15,000.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 69,444 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value. On March 28, 2013, KAJ converted $15,000 of the note into 107,142,857 shares of common stock (see Note 8) at a 30% discount, $0.00014, at a loss on conversion of $92,143. The shares were recorded as issuable as of June 30, 2013. This note is in default. As of June 30, 2013, the note has a principal balance of $10,000.

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

On October 22, 2012, Star City purchased $20,000 of the Kline note. On February 11, 2013, Star City converted $20,000 of principal and $744 of accrued interest of the note into 82,974,160 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $62,231. The balance as of June 30, 2013 is $0.

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note. On May 1, 2013, Asher converted $5,800 into 96,666,667 shares of common stock (see Note 8) at a conversion rate of $0.00006. A loss of $52,703 was recognized. As of June 30, 2013, the remaining balance was $31,700.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 32,166,667 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 32,208,333 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, Southridge converted $11,375 of the note into 18,958,333 shares of common stock (see Note 8) at a 50% discount, $0.0006. A loss on conversion of $15,167 was recognized. On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 3,791,667 shares of common stock (see Note 8) at a loss of $3,792. The note was fully converted as of June 30, 2013.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 15,113,467 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $6,045 on the conversion. On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 26,351,200 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $19,763. The balance as of June 30, 2013 is $0.

On February 11, 2013, under the reset clause of the note, Mauriello was issued an additional 14,278,266 shares of common stock (see Note 8) at a loss of $14,278. As of June 30, 2013, the note was fully converted.

On November 20, 2012, Sazer purchased $8,500 of the Kline note dated April 6, 2010. On November 23, 2012, Sazer converted $3,250 of principal and $4 of accrued interest of the note into 9,297,943 shares of common stock at a 50% discount, $0.00035, at a loss on conversion of $6,044 on the conversion. On February 11, 2013, Sazer converted $5,250 of principal and $145 of accrued interest of the note into 10,790,640 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $5,395. As of June 30, 2013, the balance of the note was $0.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 37,916,667 shares of common stock (see Note 8) at a 50% discount, $0.006. A loss on conversion of $15,167 was recognized. On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 5,183,333 shares of common stock (see Note 8) at a loss of $5,183. On February 20, 2013, Southridge converted $20,255 of the principal into 81,008,219 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $60,753 was recognized. On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 20,255,000 shares of common stock (see Note 8) at a loss of $60,753. On February 27, 2013, Southridge converted $12,150 of the principal into 60,750,000 shares of common stock (see Note 8) at a 50% discount, $0.002. A loss on conversion of $48,600 was recognized. On March 12, 2013, Southridge converted $24,430 of the principal into 122,150,000 shares of common stock (see Note 8) at a 50% discount, $0.0002. A loss on conversion of $97,720 was recognized. On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 40,716,667 shares of common stock (see Note 8) at a loss of $40,717. On March 18, 2013, Southridge converted $12,990 of the principal into 86,600,000 shares of common stock (see Note 8) at a 50% discount, $0.00015. A loss on conversion of $73,610 was recognized. On March 22, 2013, Southridge converted $19,100 of the principal into 127,333,333 shares of common stock (see Note 8) at a 50% discount, $0.00015. A loss on conversion of $108,233 was recognized. On April 1, 2013, Southridge converted $13,010 of the principal into 130,100,000 shares of common stock (see Note 10) at a 50% discount, $0.0001. A loss on conversion of $58,545 was recognized. On April 1, 2013, under the reset clause of the note, Southridge was issued an additional 63,666,667 shares of common stock (see Note 8) at a loss of $63,667. On April 10, 2013, Southridge converted $9,440 of the principal into 188,800,000 shares of common stock (see Note 8) at a 50% discount, $0.00005. A loss on conversion of $89,680 was recognized. On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 8) at a 50% discount, $0.00005. A loss on conversion of $105,688 was recognized. On April 22, 2013, Southridge converted $9,975 of the principal into 199,500,000 shares of common stock (see Note 8) at a 50% discount, $0.00005. A loss on conversion of $94,763 was recognized. As of June 30, 2013, the principal balance of the note was $0.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 81,008,219 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $66,608 was recognized. As of June 30, 2013, the principal balance of the note was $40,900.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 9,438,367 shares of common stock at a 50% discount, $0.0006, at a loss on conversion of $3,775 on the conversion. On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 30,493,151 shares of common stock (see Note 8) at a 50% discount, $0.0005, at a loss on conversion of $15,247. On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 17,800,438 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $13,350. As of June 30, 2013, the note had a balance of $0.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 17,828,609 shares of common stock (see Note 12) at a 50% discount, $0.00057, at a loss on conversion of $7,738. On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 20,359,000 shares of common stock (see Note 8) at a 50% discount, $0.00053, at a loss on conversion of $9,508. On January 18, 2013, WHC converted $10,700 of the note into 21,400,000 shares of common stock (see Note 8) at a 50% discount, $0.00025, at a loss on conversion of $10,700. On February 5, 2013, WHC converted $3,673 of the note into 11,019,480 shares of common stock (see Note 8) at a 50% discount, $0.000333, at a loss on conversion of $7,346. As of June 30, 2013, the note had a balance of $0.

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

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 8) at a 50% discount, $0.00045. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 25,500,000 shares of common stock (see Note 8) at a 50% discount, $0.0003. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 23,000,000 shares of common stock (see Note 8) at a 50% discount, $0.00025. A loss on conversion of $17,250 was recognized. On March 5, 2013, Southridge converted $20,375 of the note into 101,875,000 shares of common stock (see Note 8) at a 50% discount, $0.0002. A loss on conversion of $81,500 was recognized. On May 4, 2013, Southridge converted $8,525 of the note into 170,500,000 shares of common stock (see Note 8) at a 50% discount, $0.00005. A loss on conversion of $80,988 was recognized. The principal balance of the note as of June 30, 2013 was $0.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On December 31, 2012, the Company entered into a note with TOL for $45,000. The note has an interest rate of 12% and matured on January 7, 2013. The note was in default after the date of this Report.

On January 21, 2013, the Company entered into a note with Harmon for $52,010. The note has an interest rate of 12% and matured on January 24, 2013. The note was in default as of date of this Report.

On January 30, 2013, the Company entered into a note with Evolution for $22,750. The note has an interest rate of 12% and matured on February 7, 2013. The note was in default as of the date of this Report.

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

On February 15, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from January 1, 2013 through February 15, 2013. The note has an interest rate of 12% and matured on February 25, 2013. The note was in default as of the date of this Report.

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000. On February 26, 2013, Momoma Capital converted $13,100 of the principal and $1,825 of accrued interest of the note into 42,641,879 shares of common stock (see Note 8) at a 50% discount, $0.00035, at a loss on conversion of $27,717. On April 3, 2013, Momoma Capital converted $11,900 of the principal and $1,658 of accrued interest of the note into 96,841,603 shares of common stock (see Note 8) at a 50% discount, $0.00014, at a loss of $41,642. As of June 30, 2013, the balance of the note was $0.

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
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2013	December 31, 2012
Volatility	251% - 257%	307%	251%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.27%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through June 30, 2013:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012-(gain) loss	(368,762)
Embedded conversion option derivative liability fair value on December 31, 2012	64,285
Change in fair value for the six months ended June 30, 2013 – (gain) loss	(10,715)
Embedded conversion option derivative liability fair value on June 30, 2013	$53,570

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

In October 2012, Douglas Pinard, a former owner of CSP (see Note 2, 4, 6 and 8), resigned from the Company. Certain monies were due to Mr. Pinard related to accrued payroll and notes payable. Mr. Pinard threatened litigation whereas both parties agreed upon a settlement requiring the Company to pay Mr. Pinard a settlement of $40,000 for those liabilities. The Company paid Mr. Pinard $20,000 according to the conditions of the settlement agreement. The Company then notified Mr. Pinard that in its opinion, Mr. Pinard had allegedly breached the settlement agreement by not returning all of the Company’s assets which Mr. Pinard had in his possession at the time of termination. Therefore, the final $20,000 was not paid to Mr. Pinard. Due to the nonpayment, Mr. Pinard alleges that the Company breached the settlement agreement. Mr. Pinard indicated that he would seek legal recourse. As of the date of this report, no further actions have been taken by Mr. Pinard.

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. A hearing is scheduled for May 21, 2013. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer. On June 19, 2013, a Plantiffs’ Motion For Default Judgment was filed.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

NOTE 7 – RELATED PARTIES

Bruce Harmon, CFO and Chairman of the Company, is a note holder of the Company (see Note 4). Line of credit and notes payable of $509,600 and $427,590 was due to our CFO’s company and himself personally at June 30, 2013 and December 31, 2012, respectively, for advances to the Company. At June 30, 2013 and December 31, 2012, the Company had accounts payable to Mr. Harmon of $18,209 and $14,681, respectively, and accrued interest of $55,536 and $33,563, respectively.

On April 8, 2013, Harmon converted 5,812,517 shares of Series E preferred stock and 9,848,432 shares of Series F preferred stock, collectively on a 1:1 basis, into 15,660,949 shares of common stock (see Note 8).

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 251,006 shares of common stock (see Note 8).

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
June 30, 2013
(unaudited)

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

On March 26, 2012, as approved by the Board of Directors, the Company issued 1,190,476 shares of the Series E Preferred Stock to Susan Jones in exchange for the conversion of accrued payroll in the amount of $30,000. The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $0.0252 per share closing price of the common stock on the date prior to this transaction. Accordingly, there is no beneficial conversion value recorded. These shares were converted into common stock on April 4, 2013.

On June 30, 2013, Harmon personally guaranteed approximately $20,000 in debt for the Company. In exchange for the personal guarantee, the board of directors agreed to the following: 1) issue an equivalent amount of Series F Preferred Stock based on the closing trading price on the previous day of $0.0033 or 6,060,606 shares. Harmon’s previous proxy to Mr. Pinon covers these shares also; 2) as a condition of previous conversions into Series E Preferred Stock of accrued payroll to Harmon, he is returning to the Company 2,060,276 shares and the Company will reestablish the liability of $157,260 on its books accordingly as a note payable (see Note 4). It is noted that Harmon has never received any cash compensation for his services for more than three years.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

On April 8, 2013, Harmon converted 5,812,517 shares of Series E preferred stock and 9,848,432 shares of Series F preferred stock, collectively on a 1:1 basis, into 15,660,949 shares of common stock.

On April 8, 2013, Sergio Pinon (“Pinon”) converted 251,006 shares of Series E preferred stock on a 1:1 basis into 251,006 shares of common stock.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

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

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 107,142,857 shares of common stock (see Note 4) at a 30% discount, $0.00014. The shares were recorded as issuable at June 30, 2013.

On April 1, 2013, Southridge converted $13,010 of the note dated November 30, 2012, into 130,100,000 shares of common stock (see Note 4) at a 50% discount, $0.0001.

On April 1, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 63,666,667 shares of common stock.

On April 3, 2013, Momona Capital, LLC converted $11,900 of principal and $1,658 of accrued interest of the note dated February 26, 2013, into 96,841,603 shares of common stock (see Note 4) at a 50% discount, $0.00014.

On April 4, 2013, Susan Jones was issued 2,000,000 shares of common stock in exchange for 1,190,476 of Series E preferred stock. The Series E preferred stock had super voting rights and, to compensate Susan Jones for those super voting rights, the Company issued the additional 809,254 shares of common stock.

April 8, 2013, Harmon converted accounts payable of $9,301 into 31,004,867 shares of common stock at a conversion rate of $0.0003.

On April 8, 2013, Harmon converted 5,812,517 shares of Series E preferred stock and 9,848,432 shares of Series F preferred stock, collectively on a 1:1 basis, into 15,660,949 shares of common stock.

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 251,006 shares of common stock.

On April 10, 2013, Southridge converted $9,440 of the note dated November 30, 2012, into 188,800,000 shares of common stock (see Note 4) at a 50% discount, $0.00005.

On April 15, 2013, Southridge converted $11,125 of the note dated November 30, 2012, into 222,500,000 shares of common stock (see Note 4) at a 50% discount, $0.00005.

On April 18, 2013, the board of directors of the Company approved a reverse split proposed to be between an exchange rate of 1:100 up to 1:250. A majority of the shareholders subsequently approved the transaction. The Company appropriately filed with FINRA to effect the reverse split at a rate of 1:200. As of the date of this filing, FINRA has not yet approved the reverse split.

On April 19, 2013, the Company approved the 2013 Stock Option Plan which authorized 950,000,000 shares of common stock to be used as S-8 shares.

On April 22, 2013, Southridge converted $9,975 of the note dated November 30, 2012, into 199,500,000 shares of common stock (see Note 4) at a 50% discount, $0.00005.

On April 25, 2013, 326,141,667 shares of S-8 common stock were issued to Pinon, Harmon, Thomas Carluccio, Jr. (“Carluccio”), and Melissa Valido (“Valido”) (115,000,000, 115,000,000, 43,475,000, and 32,666,667 shares, respectively), in lieu of payroll for April and May 2013.

On May 4, 2013, Southridge converted $8,525 of the note dated December 28, 2012, into 170,500,000 shares of common stock (see Note 4) at a 50% discount, $0.00005.

On May 1, 2013, Asher converted $5,800 of the note dated October 24, 2012, into 96,666,667 shares of common stock (see Note 4) at a 42% discount, $0.00006.

On May 17, 2013, Buko-Evolution, LLC converted $10,000 of the note dated October 26, 2011, into 187,657,400 shares of common stock (see Note 4) at a 50% discount, $0.00005.

On May 22, 2013, 623,858,333 shares of S-8 common stock were issued to Pinon, Harmon, Carluccio, and Valido (219,977,131, 219,977,131, 102,289,366, and 81,614,704 shares, respectively), in lieu of payroll for June and July 2013. Harmon had his 219,977,131 shares cancelled to facilitate a note conversion by a third party as the remaining available shares from the authorized amount of shares were not sufficient. Harmon’s shares remain issuable as of June 30, 2013.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	6,305,298	$0.12
Granted	0
Reclassification	0

Outstanding and exercisable at June 30, 2013	6,305,298	$0.12	3.26	$-

Weighted Average Grant Date Fair Value		$0.02

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

The expected term equals the contractual term for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility. The Company recognized an expense of $5,571 as of June 30, 2013, which is included in operations.

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

The Company has granted warrants to employees. Warrant activity for employees the year ended June 30, 2013 is as follows:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	218,422	$0.25

Forfeited	0	$
Reclassification	0	$

Outstanding at June 30, 2013	218.422	$0.25	1.88	$-

Exercisable at June 30, 2013	218,422	$0.25

Weighted Average Grant Date Fair Value		$0.08

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

The Company has granted options to employees. Options activity for the year ended June 30, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,363,039	$0.119
Granted	0
Forfeited	0

Outstanding at June 30, 2013	1,363,039	$0.119	7.47	$-

Exercisable at June 30, 2013	781,372	$0.08

Weighted Average Grant Date Fair Value		$0.03

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
June 30, 2013
(unaudited)

Stock Price	$0.0252
Expected Term	6.5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term was computed using the simplified method for these employee grants. The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility. The milestones associated with the issuance of these options were not met therefore they were forfeited on June 30, 2013.

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

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2013. There have been no losses in these accounts through June 30, 2013.

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

None.

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

Results of Continuing Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue. For the three months ended June 30, 2013, our revenue was $31,120, compared to $35,313 for the same period in 2012, representing a decrease of 11.9%.

Revenue less Cost of Sales. For the three months ended June 30, 2013, our revenue less cost of sales was $22,573, compared to $31,444 for the same period in 2012. This change is due to lower revenue in 2013.

Selling, General and Administrative Expenses. For the three months ended June 30, 2013, selling, general and administrative expenses were $222,127 compared to $524,513 for the same period in 2012, a decrease of 57.7%. This decrease was primarily caused by a reduction in expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $2,130,111 for the three months ended June 30, 2013 compared to $560,835 for the same period in 2012 for continuing operations, an increase of 279.8%. The Company had losses on the conversion of debt into common stock in 2013 of $1,308,403, or 83.4% of the increase. The net losses without the effect of the recording of losses on the conversion of debt into common stock was $821,708 for the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue. For the six months ended June 30, 2013, our revenue was $98,733, compared to $64,015 for the same period in 2012, representing an increase of 54.26%.

Revenue less Cost of Sales. For the six months ended June 30, 2013, our revenue less cost of sales was $78,891, compared to $60,632 for the same period in 2012. This change is due to higher revenue in 2013.

Selling, General and Administrative Expenses. For the six months ended June 30, 2013, selling, general and administrative expenses were $573,238 compared to $1,171,040 for the same period in 2012, a decrease of 51.0%. This decrease was primarily caused by a reduction in expenses to maximize the use of working capital and stock-based compensation decreasing from $436,573 for 2012 compared to $159,978 for 2013.

Net Loss. We generated net losses from operations of $3,582,983 for the six months ended June 30, 2013 compared to $1,468,987 for the same period in 2012 for continuing operations, an increase of 143.9%. The net losses without the effect of the recording of stock-based compensation and losses on conversion of debt into common stock was $1,129,991 and $1,032,414 for the six months ended June 30, 2013 and 2012, respectively, primarily due to the loss on conversions of notes payable, $2,293,014.

Liquidity and Capital Resources

General. At June 30, 2013, we had cash and cash equivalents of $10,565. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our continued operations operating activities used of cash in operations of $136,622 for the six months ended June 30, 2013, and we used cash in operations of $395,389 during the same period in 2012. The principal elements of cash flow from operations for the six months ended June 30, 2013 included a net loss of $3,582,983, offset primarily by loss on conversion of debt into common stock, $2,293,014, and stock-based compensation and settlements of $159,978.

Cash used in investing activities was $0 for the six months ended June 30, 2013, compared to $4,454 during the comparable period in 2012.

Cash provided by our financing activities was $124,364 for the six months ended June 30, 2013, compared to cash generated of $481,060 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2013 compared to 2012.

As of June 30, 2013, current liabilities exceeded current assets by 6.6 times. Current assets increased from $207,367 at December 31, 2012 to $406,893 at June 30, 2013 whereas current liabilities decreased from $2,701,949 at December 31, 2012 to $2,698,377 at June 30, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $98,733 and net losses of $3,582,983 ($159,978 represents stock-based compensation and settlements and $2,397,987 represents losses on conversion of debt into common stock) for the six months ended June 30, 2013 compared to sales from continuing operations of $64,015 and net losses from continuing operations of $1,468,987 ($436,573 represents stock-based compensation and settlements) for the six months ended June 30, 2012. The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $2,291,484, $2,285,258 and $22,169,840, respectively, at June 30, 2013, and used cash in operations of $136,622 in the six months ended June 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. A hearing is scheduled for May 21, 2013. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer. On June 19, 2013, a Plantiffs’ Motion For Default Judgment was filed.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated June 30, 2013.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Gary Kline	55,000
Gary Kline	75,000
Gary Kline	23,500
James E. Pumphrey	25,883
Evolution Capital, LLC	15,000
Evolution Capital, LLC	75,000
Evolution Capital, LLC	22,750
Evolution Capital, LLC	36,580
Evolution Capital, LLC	12,990
Evolution Capital, LLC	20,255
Hanson Capital, LLC	100,000
KAJ Capital, LLC	10,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Transfer Online, Inc.	15,400
Transfer Online, Inc.	25,000
Transfer Online, Inc.	35,000
Transfer Online, Inc.	45,000
Transfer Online, Inc.	55,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Susan Jones	58,333
SGI Group, LLC	-
Ventana Capital Partners, Inc.	20,000
Star City Capital, LLC	-
Southridge Partners II, LP	40,900
Southridge Partners II, LP	-
Southridge Partners II, LP	-
WHC Capital, LLC	-
Southridge Partners II, LP	-

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	157,260
Bruce Harmon	10,000
Bruce Harmon	52,010
Bruce Harmon	15,000
Bruce Harmon	15,000
Bruce Harmon	10,138
Lakeport Business Services, Inc.	47,235
Lakeport Business Services, Inc. - Line of Credit	213,095
Total	$1,829,329

ITEM 4.  MINE SAFETY DISCLOSURES

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

ELAYAWAY, INC.

Date: August 12, 2013	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer