Form 10-Q
period 2013-09-30
eLayaway, Inc.
filed 2013-11-12
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54733
______________________________________________

ELAYAWAY, INC.
 (Exact name of registrant as specified in its charter)
___________________________________________

Delaware	20-8235863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3111 Mahan Drive, Suite 20 #121 Tallahassee, FL	32308
(Address of principal executive offices)	(Zip Code)

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

As of as of November 8, 2013 the registrant had 218,197,354 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1  Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$1,495	$22,823
Segregated cash for customer deposits	62,980	86,054
Other receivable	-	50,000
Prepaid expenses	2,746	47,954
Assets attributable to discontinued operations	-	536

Total current assets	67,221	207,367

Property and equipment, net	1,441	2,195

Intangibles, net	3,521	3,844

Other assets	-	4,667

Total assets	$72,183	$218,073

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,503,571	$1,665,991
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	519,738	427,590
Accounts payable	152,075	165,449
Accounts payable to related parties	18,920	18,920
Accrued liabilities	405,866	249,110
Liability to guarantee equity value	25,000	25,000
Deposits received from customers for layaway sales	61,382	85,604
Embedded conversion option liability	53,570	64,285

Total current liabilities	2,740,122	2,701,949

Total liabilities	2,740,122	2,701,949

Commitments and contingencies (Note 10)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 15,712 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 9,448 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 50,000 shares designated, 3,429 and 39,699
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	3	40
Series F preferred stock, $0.001 par value, 50,000 shares designated, 0 and 49,243
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	-	49
Series G preferred stock, $0.001 par value, 5,000 shares designated, 5,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	5	-
Common stock, par value $0.001, 5,000,000,000 shares authorized, 49,005,473 and
3,171,543 shares issued, issuable and outstanding, respectively, and (0 and
366,805 shares issuable, respectively)	49,005	3,172
Additional paid-in capital	19,998,160	16,099,721
Accumulated deficit	(22,715,112)	(18,586,857)

Total shareholders' deficiency	(2,667,939)	(2,483,876)

Total liabilities and shareholders' deficiency	$72,183	$218,073

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$28,491	$25,868	$127,224	$89,883
Cost of sales	-	453	19,842	3,836
	28,491	25,415	107,382	86,047

Selling, general and administrative expenses
(includes $110,000 and $71,745 for the three months ended
September 30, 2013 and 2012, respectively, and $269,978 and
$508,318 for the nine months ended September 30, 2013 and
2012, respectively, of stock-based compensation and
settlements)	185,040	367,801	758,278	1,538,841
			-	-
Loss from continuing operations	(156,549)	(342,386)	(650,896)	(1,452,794)

Other income (expense)
Interest expense	(71,251)	(186,225)	(278,511)	(750,023)
Change in fair value of embedded conversion option liability	-	18,531	6,429	222,150
Gain on conversion of accounts payable	-	3,980	-	5,580
Loss on share repurchase	-	(150,461)	-	(150,461)
Gain (loss) on settlements of liabilities, net	(285,679)	101,151	(820,470)	101,151
Gain on extinguishment of debt		14,099	-	14,099
Loss on issuance of common stock		-	(60,000)	-
Loss on conversion of debt into common stock	(31,792)	-	(2,324,806)	-
Total other income (expense), net	(388,722)	(198,925)	(3,477,358)	(557,504)

Net loss from continuing operations	(545,271)	(541,311)	(4,128,254)	(2,010,298)

Net loss from discontinued operations	-	(13,595)	-	(112,747)

Net loss	$(545,271)	$(554,906)	$(4,128,254)	$(2,123,045)

Basic and diluted net loss per share - continuing operations	$(0.023)	$(1.273)	$(0.241)	$(5.452)
Basic and diluted net loss per share - discontinued operations	$-	$(0.032)	$-	$(0.306)
Basic and diluted net loss per share	$(0.023)	$(1.305)	$(0.241)	$(5.758)

Weighted average shares outstanding
- basic and diluted	24,062,535	425,161	17,123,265	368,739

See accompanying notes to unaudited consolidated financial statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2013	2012

Cash flows from operating activities:
Net loss	$(4,128,254)	$(2,123,045)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	735	10,125
Amortization of intangibles	323	55,843
Bad debt expense	-	1,668
Amortization of debt discounts to interest expense	187,031	567,033
Amortization of debt issue costs to interest expense	7,167	19,020
Issuance of note for legal services	-	25,000
Deriviative loss	(4,286)	-
Grant of warrants for services	-	31,071
Grant of options for services	-	30,405
Common stock granted for services	269,978	152,060
Exchange of options and warrants for common stock	-	108,614
Loss on conversion of debt into common stock	2,324,806	-
Loss on issuance of stock	60,000	-
Loss on settlement of payroll	825,000	-
Amortization of stock-based prepaids	-	181,353
Gain on extinguishment of debt		(40,000)
Accretion of put premium into interest expense	80,658	44,271
(Gain) loss on settlement of liabilities	(4,530)	24,129
Gain on unclaimed liabilities		(98,823)
Compensation expense for returned shares		150,461
Adjustment for derivatives for conversion of notes		21,430
Change in fair value of embedded conversion option liability	(6,429)	(222,150)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	23,074	(41,580)
Accounts receivable	-	(1,823)
Other receivable	50,000	-
Prepaid expenses	45,208	6,645
Other assets	4,667	(2,200)
Accounts payable	(13,374)	98,088
Accounts payable to related parties	-	16,445
Accrued expenses	156,756	177,765
Deposits received from customers for layaway sales	(24,222)	54,233
Net cash used in operating activities	(145,692)	(753,962)

Cash flows from investing activities:
Acquisition of fixed assets	-	(901)
Cash acquired in acquisition	-	2,447
Cash paid in acquisition	-	(6,000)
Net cash used in investing activities	-	(4,454)

Cash flows from financing activities:
Proceeds from related party loans	-	273,272
Proceeds from loans	125,075	287,500
Repayment of loans	-	(45,152)
Repayment of related party loans	(711)	(65,000)
Payment of loan fee	-	(7,500)
Sale of common stock	-	290,040
Net cash provided by financing activities	124,364	733,160

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2013	2012

Net increase (decrease) in cash	(21,328)	(25,256)

Cash at beginning of period	22,823	29,458

Cash at end of period	$1,495	$4,202

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,405

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of Centralized Strategic Placements, Inc.	$-	$242,402

Reclassification of liability to equity for expiration of guarantee	$-	$135,000

Debt discounts for beneficial conversion features values	$15,689	$99,616

Return of Series E preferred stock	$-	$6,799

Common stock issued for legal services	$-	$37,800

Debt discounts for loan fees	$2,500	$6,000

Conversion of loan fees to common stock	$-	$2,500

Capitalization of accrued interest to convertible note payable	$-	$6,000

Settlement of accounts payable for Series E preferred stock	$-	$30,000

Conversion of related party payroll into Series E preferred stock	$-	$38,691

Conversion of related party liabilities into Series F preferred stock	$-	$10,765

Common stock issued for services	$930,001	$60,000

Conversion of debt to common stock including premium	$-	$164,934

Conversion of accounts payable to common stock	$-	$15,500

Conversion of convertible preferred stock into common stock	$-	$-

Conversion of liabilities to a related party into notes payable	$82,010	$-

Embedded conversion option liability	$-	$24,815

Issuance of Series G preferred stock for services	$1,000	$-

Conversion of Series E preferred stock into common stock	$(712)	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
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

On July 28, 2010, Pay4Tix.com, Inc. (“Pay4Tix,” f/k/a eLayawaySPORTS, Inc.), a Florida corporation, was formed as a subsidiary of the Company.  The name change to Pay4Tix was completed on March 9, 2012.  Pay4Tix was dissolved on September 27, 2013.

On November 15, 2011, DivvyTech, Inc. (“DivvyTech”), a Florida corporation, was formed as a subsidiary of the Company.  DivvyTech was dissolved on September 27, 2013.

On January 20, 2012, PrePayGetaway.com, Inc. (“PrePayGetaway”) and PlanItPay.com, Inc. (“PlanItPay”), both Florida corporations, were formed as subsidiaries of the Company.  PrePayGetaway and PlanItPay were both dissolved on September 27, 2013.

On January 25, 2012, NuVidaPaymentPlan.com, Inc. (“NuVida”), a Florida corporation, was formed as a subsidiary of the Company.  NuVida was dissolved on September 27, 2013.

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

On April 18, 2013 the Company’s Board of Directors unanimously adopted and the consenting stockholders approved a resolution to effect a one-for-two hundred (1:200) reverse stock split (the "Reverse Split") of the Common Stock of the Company pursuant to clearance and final approval by FINRA. The resulting share ownership interest including resulting fractional shares for each individual shareholder shall be rounded up to the third whole integer in such a manner that every shareholder shall own at least 100 shares as a result of the Reverse Split.

On August 12, 2013, the Company was notified by FINRA that it had received the necessary documentation to process the Reverse Split (1 for 200) and that this action would take effect at the open of business on August 13, 2013.

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The results of operations for the interim period ended September 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 3, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company has evolved its technology to remove itself from being identified as a layaway only company.  The Company specializes in various payment processing methods including, but not limited to, layaway.  The Company's core function is to empower retailers and payment processors with an automated recurring payments administration system. This includes a robust engine with the ability to process multiple and varied payments, a dynamic system to schedule individual plans and a user-friendly interface for reporting the complexities of both. The Company’s technology empowers retailers and payment processors with an automated recurring payments administration system designed to manage layaway, leasing, micro-lending, layaway-credit hybrid programs and Automated Clearing House (“ACH”) programs. Supported consumer funding sources include: ACH, cash, credit and debit cards. By providing flexible an affordable payment options, retailers and processors increase consumer spending power and enhance their user experience.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

When requiring consumers to pay over time, the Company’s innovative payment breakthrough offers unprecedented flexibility and access. The Company’s suite of products is perfect for organizations and payment processors that are looking for an autonomous and agnostic payment solution to enhance their existing products and services. This service allows both the provider and consumer to have the ability to manage the automation and distribution of the overall payment transaction process which is unique to the industry.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of September 30, 2013), eLayaway.com, Pay4Tix (inactive), DivvyTech (inactive), NuVida (inactive), CSP (inactive), PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd.  (inactive).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	Septmeber 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$3,521	$-	$-	$3,521
Total Financial Assets	$3,521	$-	$-	$3,521

Following is a summary of activity through September 30, 2013 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2012	$3,844
Amortization of intangibles	(323)
Ending balance at September 30, 2013	$3,521

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	Septmeber 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$53,570	$-	$-	$53,570
Total Financial Assets	$53,570	$-	$-	$53,570

Following is a summary of activity through September 30, 2013 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$70,704
Change in fair value during the period ended September 30, 2013	(17,134)
Ending balance at September 30, 2013	$53,570

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2013 consist of warrants to purchase 32,619 at September 30, 2013 shares of common stock, employee options to purchase 3,907 shares of common stock and convertible notes convertible into 146,172,989 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2013 and 2012.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS AND DISPOSITIONS

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP”) in exchange for a commitment for 21,400 shares of common stock of the Company, 5,350 issuable at the date of the execution of the agreement, 5,350 issuable on August 1, 2012, 5,350 issuable on February 1, 2013, and 5,350 issuable on August 1, 2013.  The shares were issued to Richard St. Cyr (“St. Cyr”) and Douglas Pinard (“Pinard”), the co-owners of CSP.  Additionally, $3,000 in cash was paid to each of the co-owners of CSP and Convertible Promissory Notes were issued in the amount of $57,000 each to both owners.  The Company recorded the transaction at $248,400, which is based on the 21,400 shares valued at the previous day closing price of our common stock of $6.00, or $128,400, the cash balance paid of $6,000, and the two promissory notes for a combined amount of $114,000.  The two promissory notes were in default as of August 1, 2012 (see Note 4).  CSP is a strategic acquisition as it owns proprietary technology in regards to an online shopping mall and has contracts with various federal government agencies, including, but not limited to, the Army Air Force Exchange Service, which in total has approximately fourteen million members in the various government agencies including the United States military.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from continuing operations of $4,128,254 (includes $269,978 of stock-based compensation and settlements and $2,324,806 of loss on conversion of notes payable) and used cash in operating activities of $145,692 for the nine months ended September 30, 2013. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $2,672,901, $2,667,939 and $22,715,112, respectively, at September 30, 2013. In addition, the Company was in default on thirty-three promissory notes totaling $1,819,844 at September 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at September 30, 2013 and December 31, 2012, consists of the following:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Notes and convertible notes,
net of discounts	September 30, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Gary Kline (1)	55,000	-	-	55,000	55,000	-	-	55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2)	15,000	-	-	15,000	25,000	-	-	25,000
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	-	-	-	-
Evolution Capital, LLC (1)	20,255	-	-	20,255	-	-	-	-
Evolution Capital, LLC (1)	36,580	-	-	36,580	-	-	-	-
Evolution Capital, LLC (1)	12,990	-	-	12,990	-	-	-	-
Marina Development, LLC (1) (2)	-	-	-	-	19,350	-	-	19,350
Keith Sazer (1) (2)	-	-	-	-	5,250	-	-	5,250
Hanson Capital, LLC (1) (2)	100,000	-	-	100,000	100,000	-	-	100,000
Asher Enterprises, Inc. (2)	31,700	1	27,155	58,856	37,500	(18,103)	27,155	46,552
Asher Enterprises, Inc. (2)	53,000	1	38,379	91,380	53,000	(38,379)	38,379	53,000
Asher Enterprises, Inc. (2)	32,500	-	23,534	56,034	-	-	-	-
KAJ Capital, LLC (1) (2)	10,000	-	-	10,000	25,000	-	-	25,000
Robert Salie - Line of Credit (1) (2)	400,000	(2,805)	-	397,195	400,000	(2,805)	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
SGI Group, LLC (1) (2)	-	-	-	-	6,419	-	-	6,419
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Star City Capital, LLC (1) (2)	-	-	-	-	20,000	-	-	20,000
Southridge Partners II, LP (1) (2)	-	-	-	-	155,525	-	-	155,525
Southridge Partners II, LP (1) (2)	-	-	-	-	45,000	-	-	45,000
Southridge Partners II, LP (1) (2)	31,415	-	-	31,415	55,300	-	-	55,300
WHC Capital, LLC (1) (2)	-	-	-	-	24,909	-	-	24,909
Southridge Partners II, LP (1) (2)	-	-	-	-	11,375	-	-	11,375
Southridge Partners II, LP (2)	-	-	-	-	25,000	-	-	25,000
Total	$1,417,306	$(2,803)	$89,068	$1,503,571	$1,659,744	$(59,287)	$65,534	$1,665,991

(1) In default.
(2) Convertible.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Notes, convertible notes, and
lines of credit payable to
related parties, net of discounts	September 30, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Bruce Harmon (1)	$157,260	$-	$-	$157,260	$157,260	$-	$-	$157,260
Bruce Harmon (1)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1)	52,010	-	-	52,010	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	10,138	-	-	10,138	-	-	-	-
Lakeport Business Services, Inc. (1)	47,235	-	-	47,235	47,235	-	-	47,235
Lakeport Business Services, Inc. - Line of Credit (1) (2)	213,095	-	-	213,095	213,095	-	-	213,095
Total	$519,738	$-	$-	$519,738	$427,590	$-	$-	$427,590

(1) In default.
(2) Convertible.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 500 warrants in 2010 and, 125, 125, 125, 375, and 500 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $12.00 to $26.00. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $20.00, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $20.00. The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 6).

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $20.00 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 7,500 shares of common stock (see Note 10 and 12). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 6).

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $18.00 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 278 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $18.00. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). On August 27, 2012, Evolution converted $25,000 of this note into 16,234 shares of common stock at the discounted rate of $1.54 whereas the closing price on the previous day was $2.20. The Company recognized a loss on conversion of $10,714. In 2012, the ownership of the note was assigned to Buko-Evolution, LLC. On May 17, 2013, Buko-Evolution, LLC converted $10,000 into 938,287 shares of common stock (see Note 8) at a conversion rate of $0.01. A loss of $88,829 was recognized. As of September 30, 2013, this note is in default and has a balance of $15,000.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $7.20 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 348 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $6.00 and $8.40. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value.  On March 28, 2013, KAJ converted $15,000 of the note into 535,715 shares of common stock (see Note 8) at a 30% discount, $0.028, at a loss on conversion of $92,143. The shares were recorded as issuable as of September 30, 2013.  This note is in default.  As of September 30, 2013, the note has a principal balance of $10,000.

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

On September 27, 2012, Star City Capital, LLC (“Star City”) converted $12,200 of its $30,000 note into 42,069 shares of common stock at the discounted conversion price of $0.29. On October 12, 2012, due to the reset clause in the note, an additional 29,696 shares of common stock were issued. The Company recognized a loss of $5,939 for the additional issuance. On November 5, 2012, Star City converted $6,300 of principal and $85 of accrued interest of its note into 42,566 shares of common stock at the discounted conversion price of $0.15. On November 16, 2012, Star City converted $6,500 of principal and $85 of accrued interest of its note into 94,447 shares of common stock at the discounted conversion price of $0.07. On December 5, 2012, Star City converted $5,000 of principal and $120 of accrued interest of its note into 19,692 shares of common stock at the discounted conversion price of $0.26 at a gain on conversion of $1,182. On December 20, 2012, due to the reset clause in the note, an additional 18,771 shares of common stock were to be issued. They were not issued until January 2013. The Company recognized a loss of $3,754 for the additional issuance. As of December 20, 2012, the note was fully converted.

On October 22, 2012, Star City purchased $20,000 of the Kline note.  On February 11, 2013, Star City converted $20,000 of principal and $744 of accrued interest of the note into 414,871 shares of common stock (see Note 8) at a 50% discount, $0.05, at a loss on conversion of $62,231.  The balance as of September 30, 2013 is $0.

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note.  On May 1, 2013, Asher converted $5,800 into 483,334 shares of common stock (see Note 8) at a conversion rate of $0.012.  A loss of $52,703 was recognized.  As of September 30, 2013, the remaining balance was $31,700.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 160,834 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 161,042 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,883 on the conversion.  On January 3, 2013, Southridge converted $11,375 of the note into 94,792 shares of common stock (see Note 8) at a 50% discount, $0.12. A loss on conversion of $15,167 was recognized.  On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 18,959 shares of common stock (see Note 8) at a loss of $3,792.  The note was fully converted as of September 30, 2013.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 75,568 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $6,045 on the conversion.  On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 131,756 shares of common stock (see Note 8) at a 50% discount, $0.05, at a loss on conversion of $19,763.  The balance as of September 30, 2013 is $0.

On February 11, 2013, under the reset clause of the note, Mauriello was issued an additional 71,392 shares of common stock (see Note 8) at a loss of $14,278.  As of September 30, 2013, the note was fully converted.

On November 20, 2012, Sazer purchased $8,500 of the Kline note dated April 6, 2010. On November 23, 2012, Sazer converted $3,250 of principal and $4 of accrued interest of the note into 46,490 shares of common stock at a 50% discount, $0.07, at a loss on conversion of $6,044 on the conversion.  On February 11, 2013, Sazer converted $5,250 of principal and $145 of accrued interest of the note into 53,954 shares of common stock (see Note 8) at a 50% discount, $0.05, at a loss on conversion of $5,395.  As of September 30, 2013, the balance of the note was $0.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 189,584 shares of common stock (see Note 8) at a 50% discount, $1.20. A loss on conversion of $15,167 was recognized.  On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 25,917 shares of common stock (see Note 8) at a loss of $5,183.  On February 20, 2013, Southridge converted $20,255 of the principal into 405,042 shares of common stock (see Note 8) at a 50% discount, $0.05. A loss on conversion of $60,753 was recognized.  On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 101,275 shares of common stock (see Note 8) at a loss of $60,753.  On February 27, 2013, Southridge converted $12,150 of the principal into 303,750 shares of common stock (see Note 8) at a 50% discount, $0.40. A loss on conversion of $48,600 was recognized.  On March 12, 2013, Southridge converted $24,430 of the principal into 610,750 shares of common stock (see Note 8) at a 50% discount, $0.40. A loss on conversion of $97,720 was recognized.  On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 203,584 shares of common stock (see Note 8) at a loss of $40,717.  On March 18, 2013, Southridge converted $12,990 of the principal into 433,000 shares of common stock (see Note 8) at a 50% discount, $0.03. A loss on conversion of $73,610 was recognized.  On March 22, 2013, Southridge converted $19,100 of the principal into 636,667 shares of common stock (see Note 8) at a 50% discount, $0.03. A loss on conversion of $108,233 was recognized.  On April 1, 2013, Southridge converted $13,010 of the principal into 650,500 shares of common stock (see Note 10) at a 50% discount, $0.02. A loss on conversion of $58,545 was recognized.  On April 1, 2013, under the reset clause of the note, Southridge was issued an additional 318,334 shares of common stock (see Note 8) at a loss of $63,667.  On April 10, 2013, Southridge converted $9,440 of the principal into 944,000 shares of common stock (see Note 8) at a 50% discount, $0.01. A loss on conversion of $89,680 was recognized.  On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 8) at a 50% discount, $0.01. A loss on conversion of $105,688 was recognized.  On April 22, 2013, Southridge converted $9,975 of the principal into 997,500 shares of common stock (see Note 8) at a 50% discount, $0.01. A loss on conversion of $94,763 was recognized.  As of September 30, 2013, the principal balance of the note was $0.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 405,042 shares of common stock (see Note 8) at a 50% discount, $0.05. A loss on conversion of $66,608 was recognized.  As of September 30, 2013, the principal balance of the note was $40,900.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 47,192 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $3,775 on the conversion. On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 152,466 shares of common stock (see Note 8) at a 50% discount, $0.10, at a loss on conversion of $15,247.  On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 89,003 shares of common stock (see Note 8) at a 50% discount, $0.05, at a loss on conversion of $13,350.   As of September 30, 2013, the note had a balance of $0.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 89,144 shares of common stock (see Note 12) at a 50% discount, $0.114, at a loss on conversion of $7,738.  On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 101,795 shares of common stock (see Note 8) at a 50% discount, $0.106, at a loss on conversion of $9,508.  On January 18, 2013, WHC converted $10,700 of the note into 107,000 shares of common stock (see Note 8) at a 50% discount, $0.05, at a loss on conversion of $10,700.  On February 5, 2013, WHC converted $3,673 of the note into 55,098 shares of common stock (see Note 8) at a 50% discount, $0.0666, at a loss on conversion of $7,346.  As of September 30, 2013, the note had a balance of $0.

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

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 8) at a 50% discount, $0.09. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 127,500 shares of common stock (see Note 8) at a 50% discount, $0.06. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 115,000 shares of common stock (see Note 8) at a 50% discount, $0.05. A loss on conversion of $17,250 was recognized.  On March 5, 2013, Southridge converted $20,375 of the note into 509,375 shares of common stock (see Note 8) at a 50% discount, $0.04. A loss on conversion of $81,500 was recognized.  On May 4, 2013, Southridge converted $8,525 of the note into 852,500 shares of common stock (see Note 8) at a 50% discount, $0.01. A loss on conversion of $80,988 was recognized.  The principal balance of the note as of September 30, 2013 was $0.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
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

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000.  On February 26, 2013, Momoma Capital converted $13,100 of the principal and $1,825 of accrued interest of the note into 213,210 shares of common stock (see Note 8) at a 50% discount, $0.07, at a loss on conversion of $27,717.  On April 3, 2013, Momoma Capital converted $11,900 of the principal and $1,658 of accrued interest of the note into 484,209 shares of common stock (see Note 8) at a 50% discount, $0.028, at a loss of $41,642.  As of September 30, 2013, the balance of the note was $0.

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

NOTE 5 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of September 30, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

	Note Inception Date	September 30, 2013	December 31, 2012
Volatility	251% - 257%	307%	251%
Expected Term	0.17 - 0.5 years	0.17 - 0.67 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.27%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through September 30, 2013:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012-(gain) loss	(368,762)
Embedded conversion option derivative liability fair value on December 31, 2012	64,285
Change in fair value for the nine months ended September 30, 2013 – (gain) loss	(10,715)
Embedded conversion option derivative liability fair value on September 30, 2013	$53,570

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. On June 19, 2013, Plantiffs’ Motion For Default Judgment was filed.  On August 30, 2013, a default judgment was granted to Dr. Salie against the Company.  The lawsuit was filed against eLayaway, Inc., a Florida corporation, which does not exist, whereas the judgment was issued erroneously against eLayaway, Inc., a Delaware corporation, which was not the corporation named in the lawsuit.

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
September 30, 2013
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

NOTE 7 – RELATED PARTIES

Bruce Harmon, former CFO and Chairman of the Company, is a note holder of the Company (see Note 4).  Line of credit and notes payable of $519,738 and $427,590 was due to our CFO’s company and himself personally at September 30, 2013 and December 31, 2012, respectively, for advances to the Company.  At September 30, 2013 and December 31, 2012, the Company had accounts payable to Mr. Harmon of $0 and $14,681, respectively, and accrued interest of $67,218 and $33,563, respectively.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,3055 shares of common stock (see Note 8).

On April 8, 2013, Pinon converted 1,256 shares of Series E preferred stock on a 1:1 basis into 1256 shares of common stock (see Note 8).

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock and has designated seven Series as Series A, B, C, D, E, F and G.  Series A, B, C and D of preferred stock are non-voting and have liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.  The Series A, B, C and D preferred stock are mandatorily and automatically convertible on a one for one basis to common stock upon the earlier of (i) the effectiveness of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, other than a registration relating solely to a transaction under rule 145 under the Securities Act or to an employee benefit plan of the corporation, with aggregate proceeds to the Company and/or selling stockholders (prior to deduction of underwriter commissions and offering expenses) of at least $20,000,000, (ii) a sale of substantially all assets of the Company,  (iii) the event whereby the average closing price per share of common stock of the Company, as reported by such over-the-counter market, interdealer quotation service or exchange on which shares of common stock of the Company are primarily traded (if any), equals or is greater than $2,000.00 per share, for thirty (30) consecutive trading days or (iv) twelve months after the April 12, 2010 merger.  Upon the automatic conversion of Series A, B, C, and D preferred stock to common stock, the shares are entitled to piggyback registration rights.

On August 12, 2010, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series E Preferred Stock of eLayaway, Inc.  (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series E Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law.  The Certificate of Designation was filed with the Delaware Department of State on August 13, 2010. The Certificate of Designation created 2,500,000 shares of Series E Preferred Stock.  Each holder of Series E Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series E Preferred Stock is convertible into.  Each share of Series E

Preferred Stock is convertible, at the option of the holder of the Series E Preferred Stock, into three (3) shares of the Company’s common stock.  Shares of the Series E Preferred Stock will be issued to certain officers of the Company as the Board determines if (i) the average closing price per share of the Company’s Common Stock equals or is greater than $10,000 per share for the preceding 20 trading days, (ii) the Company earns $100 per share EBITDA in any twelve consecutive months, (iii) the Company stock is trading on a U.S. Exchange such as AMEX, NASDAQ, or NYSE, or (iv) controlling interest of the Company is acquired by a third party.  Each shares of Series E Preferred Stock will be entitled to three (3) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”).  Upon the liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will participate in the distribution of the

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series E Preferred Stock).  Due to the Enhanced Voting Rights, following the issuance of shares of Series E Preferred Stock, the holders of the Series E Preferred Stock may be able to exercise voting control over the Company.  In such case, the holders of the Series E Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.  The concentration of voting control in the Series E Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities.  In addition, the liquidation rights granted to the holders of the Series E Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

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

On March 26, 2012, as approved by the Board of Directors, the Company issued 5,953 shares of the Series E Preferred Stock to Susan Jones in exchange for the conversion of accrued payroll in the amount of $30,000.  The Series E Preferred Stock is immediately convertible into common stock, therefore the preferred shares are valued at the $5.04 per share closing price of the common stock on the date prior to this transaction.  Accordingly, there is no beneficial conversion value recorded.  These shares were converted into common stock on April 4, 2013.

On June 30, 2013, Harmon personally guaranteed approximately $20,000 in debt for the Company.  In exchange for the personal guarantee, the board of directors agreed to the following: 1) issue an equivalent amount of Series F Preferred Stock based on the closing trading price on the previous day of $0.66 or 30,304 shares.  Harmon’s previous proxy to Mr. Pinon covers these shares also; 2) as a condition of previous conversions into Series E Preferred Stock of accrued payroll to Harmon, he is returning to the Company 10,302 shares and the Company will reestablish the liability of $157,260 on its books accordingly as a note payable (see Note 4).  It is noted that Harmon has never received any cash compensation for his services for more than three years.

On January 22, 2013, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series G Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series G Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law. The Certificate of Designation was filed with the Delaware Department of State on January 22, 2013. The Certificate of Designation created 5,000 shares of Series G Preferred Stock. Each holder of Series G Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series G Preferred Stock is convertible into. Each share of Series G Preferred Stock is convertible, at the option of the holder of the Series G Preferred Stock, into one share of the Company’s common stock. Shares of the Series G Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series G Preferred Stock will be entitled to ten thousand (10,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series G Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series G Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series G Preferred Stock, the holders of the Series G Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series G Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series G Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series G Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock.

On February 25, 2013, the Company issued 5,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation. The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.12 per share closing price of the common stock on the date of this transaction or $600.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On April 8, 2013, Sergio Pinon (“Pinon”) converted 1,256 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock.

On August 13, 2013, as related to the reverse split approved by FINRA on August 12, 2013, the outstanding shares of preferred stock were effected by a reverse split of 1:200.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, as amended on April 30, 2012, May 30, 2012, September 27, 2012, and February 22, 2013.  The common stock is voting.

On August 12, 2013, the Company received notification from FINRA that the reverse stock split of our common stock at a ratio of 1:200 had been approved.  The corporate action took effect at the open of business on August 13, 2013.

On January 3, 2013, 89,144 shares were issued to WHC which were recorded as issuable as of December 31, 2013 (see Note 4).

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 4), Southridge was issued an additional 94,792 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 94,792 shares of common stock (see Note 4) at a 50% discount, $0.12. A loss on conversion will be recognized.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 189,584 shares of common stock (see Note 4) at a 50% discount, $0.12. A loss on conversion will be recognized.  Due to the deficiency of available shares to be issued at the time, the Company issued 60,000 shares on January 10, 2013 and the remaining 12,984 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 4), Star City was issued an additional 18,771 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 4), Southridge was issued an additional 18,959 shares of common stock.

On January 11, 2013, 101,790 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 (see Note 4) which was recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 107,000 shares of common stock (see Note 4) at a 50% discount, $0.05.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 152,466 shares of common stock (see Note 4) at a 50% discount, $0.05.

On January 24, 2013, 71,392 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 (see Note 4) which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 312,223 shares of common stock (see Note 4) at a 50% discount, $0.09.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 4), Star City was issued an additional 18,771 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 25,917 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013 (see Note 4), Southridge was issued an additional 89,207 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 127,500 shares of common stock (see Note 4) at a 50% discount, $0.06.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 55,098 shares of common stock (see Note 4) at a 50% discount, $0.0334.

On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 115,000 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 131,756 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012 (see Note 4), Mauriello was issued an additional 71,392 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 53,954 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 405,042 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 414,871 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 405,100 shares of common stock (see Note 4) at a 50% discount, $0.05.

On February 26, 2013, Momoma Capital converted the $14,925 into 213,210 shares of common stock at a discount of 30%, $0.07 (see Note 4).

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 101,275 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 303,750 shares of common stock (see Note 4) at a 50% discount, $0.04.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 509,375 shares of common stock (see Note 4) at a 50% discount, $0.04.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock.  Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 250,000 shares of restricted common stock.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock.  Mr. Rees is a director of the Company.

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 610,750 shares of common stock (see Note 4) at a 50% discount, $0.04.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 203,584 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 433,000 shares of common stock (see Note 4) at a 50% discount, $0.03.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 636,667 shares of common stock (see Note 4) at a 50% discount, $0.03.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 535,715 shares of common stock (see Note 4) at a 30% discount, $0.028.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On April 1, 2013, Southridge converted $13,010 of the note dated November 30, 2012, into 650,500 shares of common stock (see Note 4) at a 50% discount, $0.02.

On April 1, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 4), Southridge was issued an additional 318,334 shares of common stock.

On April 3, 2013, Momona Capital, LLC converted $11,900 of principal and $1,658 of accrued interest of the note dated February 26, 2013, into 484,209 shares of common stock (see Note 4) at a 50% discount, $0.028.

On April 4, 2013, Susan Jones was issued 10,000 shares of common stock in exchange for 1,190,476 of Series E preferred stock.  The Series E preferred stock had super voting rights and, to compensate Susan Jones for those super voting rights, the Company issued the additional 4,047 shares of common stock.

April 8, 2013, Harmon converted accounts payable of $9,301 into 155,025 shares of common stock at a conversion rate of $0.06.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock.

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock.

On April 10, 2013, Southridge converted $9,440 of the note dated November 30, 2012, into 944,000 shares of common stock (see Note 4) at a 50% discount, $0.01.

On April 15, 2013, Southridge converted $11,125 of the note dated November 30, 2012, into 1,112,500 shares of common stock (see Note 4) at a 50% discount, $0.01.

On April 18, 2013, the board of directors of the Company approved a reverse split proposed to be between an exchange rate of 1:100 up to 1:250.  A majority of the shareholders subsequently approved the transaction.  The Company appropriately filed with FINRA to effect the reverse split at a rate of 1:200.

On April 19, 2013, the Company approved the 2013 Stock Option Plan which authorized 4,750,000 shares of common stock to be used as S-8 shares.

On April 22, 2013, Southridge converted $9,975 of the note dated November 30, 2012, into 997,500 shares of common stock (see Note 4) at a 50% discount, $0.01.

On April 25, 2013, 326,141,667 shares of S-8 common stock were issued to Pinon, Harmon, Thomas Carluccio, Jr. (“Carluccio”), and Melissa Valido (“Valido”) (575,000, 575,000, 217,375 and 166,334 shares, respectively), in lieu of payroll for April and May 2013.

On May 4, 2013, Southridge converted $8,525 of the note dated December 28, 2012, into 852,500 shares of common stock (see Note 4) at a 50% discount, $0.01.

On May 1, 2013, Asher converted $5,800 of the note dated October 24, 2012, into 483,334 shares of common stock (see Note 4) at a 42% discount, $0.012.

On May 17, 2013, Buko-Evolution, LLC converted $10,000 of the note dated October 26, 2011, into 938,287 shares of common stock (see Note 4) at a 50% discount, $0.01.

On May 22, 2013, 3,119,292 shares of S-8 common stock were issued to Pinon, Harmon, Carluccio, and Valido (1,099,886, 1,099,886, 511,447, and 408,074 shares, respectively), in lieu of payroll for June and July 2013.  Harmon had his 1,099,886 shares cancelled to facilitate a note conversion by a third party as the remaining available shares from the authorized amount of shares were not sufficient.  Harmon’s shares were issued on August 15, 2013.

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll.  The shares were recorded at an expense of $55,000.

On September 12, 2013, the Company issued 6,000,000 shares of common stock to Thomas Carluccio, Jr. as compensation for his services in lieu of payroll.  The shares were recorded at an expense of $33,000.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On September 12, 2013, the Company issued 4,000,000 shares of common stock to Melissa Valido as compensation for his services in lieu of payroll.  The shares were recorded at an expense of $22,000.

On September 15, 2013, Southridge converted $1,885 of principal and $314 of accrued interest of the note dated December 4, 2012, into 2,199,091 shares of common stock (see Note 4) at a 50% discount, $0.001.

On September 25, 2013, Southridge converted $1,855 of principal and $92 of accrued interest of the note dated December 4, 2012, into 2,212,450 shares of common stock (see Note 4) at a 50% discount, $0.0009.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	31,526	$24.00
Granted	0
Reclassification	0

Outstanding and exercisable at September 30, 2013	31,526	$24.00	3.04	$-

Weighted Average Grant Date Fair Value		$4.00

On January 15, 2012, the Company granted 715 fully-vested warrants with an exercise price of $7.00 per share for common stock to Catalyst Business Development, Inc. for services rendered.  The warrants were valued at $7.80 per warrant or $5,571 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$7.80
Expected Term	5 Years
Expected Volatility	239%
Dividend Yield	0
Risk Free Interest Rate	0.29%

The expected term equals the contractual term for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no historical volatility.  The Company recognized an expense of $5,571 as of September 30, 2013, which is included in operations.

On June 25, 2012, the Company granted warrants for its common stock in the amount of 7,500 to Digital Farmstand, LLC.  The 7,500 warrants, with an exercise price of $15.00, were issued as compensation for their services.  The warrants were valued at $3.40 per warrant or $25,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$3.40
Expected Term	2.5 Years
Expected Volatility	267%
Dividend Yield	0
Risk Free Interest Rate	0.35%

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
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The Company has granted warrants to employees.  Warrant activity for employees the year ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,092	$50.00

Forfeited	0	$
Reclassification	0	$

Outstanding at September 30, 2013	1,092	$50.00	1.62	$-

Exercisable at September 30, 2013	1,092	$50.00

Weighted Average Grant Date Fair Value		$16.00

On March 26, 2012, three officers and/or directors, as a directive from the board of directors, forfeited 6,125 warrants for common stock in exchange for 6,125 shares of common stock.  The Company recorded additional expense of $520 on the transaction.

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

The Company has granted options to employees.  Options activity for the year ended September 30, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	6,815	$23.80
Granted	0
Forfeited	0

Outstanding at September 30, 2013	6,815	$23.80	7.22	$-

Exercisable at September 30, 2013	3,907	$16.00

Weighted Average Grant Date Fair Value		$6.00

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On March 26, 2012, the Company granted various employees 9,500 options for common stock. The options are conditional based on various milestones. The options vest, after the milestones are met, over a three year period, have a ten year life, and have an exercise price of $6.00. The options were valued at $5.04 per option or $47,880 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$5.04
Expected Term	6.5 Years
Expected Volatility	257%
Dividend Yield	0
Risk Free Interest Rate	0.33%

The expected term was computed using the simplified method for these employee grants.  The volatility is based on comparable volatility of other companies since the Company was thinly trading and had no reliable historical volatility.  The milestones associated with the issuance of these options were not met therefore they were forfeited on September 30, 2013.

On March 26, 2012, three officers of the Company forfeited 15,202 options for common stock in exchange for 15,202 shares of common stock.  The Company recorded an additional expense of $608 on this transaction.

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2013.  There have been no losses in these accounts through September 30, 2013.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 3, 2013, Southridge converted $1,585 of principal and $52 of accrued interest of the note dated December 4, 2012, into 2,406,639 shares of common stock (see Note 4).

On October 4, 2013, Hanson Capital, LLC converted $1,500 of principal of the note dated December 12, 2011 into 1,004,689 shares of common stock (see Note 4).

On October 11, 2013, Southridge converted $1,563 of principal and $73 of accrued interest of the note dated December 4, 2012, into 2,405,268 shares of common stock (see Note 4).

On October 15, 2013, the Company issued 50,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll.

On October 15, 2013, the Company issued 25,000,000 shares of common stock to Bruce Harmon, a consultant to the Company, as compensation for his services.

On October 16, 2013, the Company issued 12,576,800 shares of common stock to Bruce Harmon in regards to his investment in the Company for the payment of a credit card liability of the Company.  The shares were issued at a discount of 25% based on the restriction.

On October 18, 2013, Southridge converted $6,530 of principal and $53 of accrued interest of the note dated December 4, 2012, into 13,714,282 shares of common stock (see Note 4).

On October 25, 2013, Southridge converted $3,805 of principal and $38 of accrued interest of the note dated December 4, 2012, into 13,724,384 shares of common stock (see Note 4).

On October 28, 2013, Asher Enterprises, Inc. converted $2,300 of the note dated October 24, 2012, into 4,791,667 shares of common stock (see Note 4).

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On October 31, 2013, the Company entered into a settlement with Dr. Jason Cohen in regards to his guaranteed value associated with his purchase in 2011 of a convertible note and simultaneous conversion into common stock.  The guarantee was for $25,000.  As Dr. Cohen had not realized the agreed upon value, the Company and Dr. Cohen agreed to release the guarantee with the issuance of an additional 25,000,000 shares of common stock to Dr. Cohen.

On November 1, 2013, Southridge converted $3,265 of principal and $29 of accrued interest of the note dated December 4, 2012, into 13,725,295 shares of common stock (see Note 4).

On November 8, 2013, Asher Enterprises, Inc. converted $1,695 of principal of the note dated October 24, 2012, into 4,842,857 shares of common stock (see Note 4).

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

The Company has evolved its technology to remove itself from being identified as a layaway only company.  The Company specializes in various payment processing methods including, but not limited to, layaway.  The Company's core function is to empower retailers and payment processors with an automated recurring payments administration system. This includes a robust engine with the ability to process multiple and varied payments, a dynamic system to schedule individual plans and a user-friendly interface for reporting the complexities of both. The Company’s technology empowers retailers and payment processors with an automated recurring payments administration system designed to manage layaway, leasing, micro-lending, layaway-credit hybrid programs and Automated Clearing House (“ACH”) programs. Supported consumer funding sources include: ACH, cash, credit and debit cards. By providing flexible an affordable payment options, retailers and processors increase consumer spending power and enhance their user experience.

When requiring consumers to pay over time, the Company’s innovative payment breakthrough offers unprecedented flexibility and access. The Company’s suite of products is perfect for organizations and payment processors that are looking for an autonomous and agnostic payment solution to enhance their existing products and services. This service allows both the provider and consumer to have the ability to manage the automation and distribution of the overall payment transaction process which is unique to the industry.

Results of Continuing Operations

Three months ended September 30, 2013 compared to the three months ended June 30, 2012

Revenue. For the three months ended September 30, 2013, our revenue was $28,491, compared to $25,868 for the same period in 2012, representing an increase of 10.1%.

Revenue less Cost of Sales. For the three months ended September 30, 2013, our revenue less cost of sales was $28,491, compared to $25,415 for the same period in 2012.

Selling, General and Administrative Expenses. For the three months ended September 30, 2013, selling, general and administrative expenses were $185,040 compared to $367,801 for the same period in 2012, a decrease of 49.7%.  This decrease was primarily caused by a reduction in expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $545,271 for the three months ended September 30, 2013 compared to $541,311 for the same period in 2012 for continuing operations, a decrease of 0.7%.

Nine months ended September 30, 2013 compared to the nine months ended June 30, 2012

Revenue. For the nine months ended September 30, 2013, our revenue was $127,224, compared to $89,883 for the same period in 2012, representing an increase of 41.5%.

Revenue less Cost of Sales. For the nine months ended September 30, 2013, our revenue less cost of sales was $107,382, compared to $86,047 for the same period in 2012. This change is due to higher revenue in 2013.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2013, selling, general and administrative expenses were $758,278 compared to $1,538,841 for the same period in 2012, a decrease of 47.8%.  This decrease was primarily caused by a reduction in expenses to maximize the use of working capital and stock-based compensation decreasing from $508,318 for 2012 compared to $269,978 for 2013.

Net Loss. We generated net losses from operations of $4,128,254 for the nine months ended September 30, 2013 compared to $2,010,298 for the same period in 2012 for continuing operations, an increase of 105.4%.  The net losses without the effect of the recording of stock-based compensation and losses on conversion of debt into common stock was $1,533,470 and $1,501,980 for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the loss on conversions of notes payable, $2,324,806.

Liquidity and Capital Resources

General. At September 30, 2013, we had cash and cash equivalents of $1,495. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $145,692 for the nine months ended September 30, 2013, and we used cash in operations of $753,962 during the same period in 2012. The principal elements of cash flow from operations for the nine months ended September 30, 2013 included a net loss of $4,128,254, offset primarily by loss on conversion of debt into common stock, $2,324,806, and stock-based compensation and settlements of $269,978.

Cash used in investing activities was $0 for the nine months ended September 30, 2013, compared to $4,454 during the comparable period in 2012.

Cash provided by our financing activities was $124,364 for the nine months ended September 30, 2013, compared to cash generated of $733,160 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2013 compared to 2012.

As of September 30, 2013, current liabilities exceeded current assets by 40.8 times. Current assets decreased from $207,367 at December 31, 2012 to $67,221 at September 30, 2013 whereas current liabilities increased from $2,701,949 at December 31, 2012 to $2,740,122 at September 30, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $127,224 and net losses of $4,128,254 ($269,978 represents stock-based compensation and settlements and $2,324,806 represents losses on conversion of debt into common stock) for the nine months ended September 30, 2013 compared to sales from continuing operations of $89,883 and net losses from continuing operations of $2,010,298 ($508,318 represents stock-based compensation and settlements) for the nine months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $2,672,901, $2,667,939 and $22,715,112, respectively, at September 30, 2013, and used cash in operations of $145,692 in the nine months ended September 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. On June 19, 2013, Plantiffs’ Motion For Default Judgment was filed.  On August 30, 2013, a default judgment was granted to Dr. Salie against the Company.  The lawsuit was filed against eLayaway, Inc., a Florida corporation, which does not exist, whereas the judgment was issued erroneously against eLayaway, Inc., a Delaware corporation, which was not the corporation named in the lawsuit.

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

On February 15, 2012, as part of the acquisition of CSP, the Company was obligated to issue 21,400 shares of common stock to the owners of CSP.  As contractually obligated, 5,350 shares of common stock were issued with 16,050 issuable at various times.

On February 20, 2012, the Company entered into an investor relations contract with American Capital Ventures, Inc. for a term of one year.  As part of the contract, the Company was obligated to pay $3,500 per month and to issue 8,750 shares of common stock, of which 6,250 were to be issued at the time of execution, and the remaining 2,500 shares of common stock to be issued on August 18, 2012.  On May 21, 2012, the Company replaced the first contract with a new one for a term of nine months.  The Company will issue the 2,500 shares of common stock on August 18, 2012.

On March 26, 2012, the Board of Directors of the Company issued common stock and converted options and warrants for common stock into common stock as part of the compensation plan for 2012 for its officers and directors.  The actions were submitted to the Board of Directors from the Company’s Compensation Committee.  As a result of the action, Messrs. Pinon and Harmon, the Company’s CEO and CFO, were each issued 10,000 shares of common stock.  The Company’s two independent directors, Messrs. Rees and Wittler, were each issued 1,250 shares of common stock for their services for 2012.  During prior periods, the officers and directors were all issued options for common stock and/or warrants for common stock, as previously disclosed, for services and/or conversion of liabilities to the officer and/or director.  The Board of Directors converted each of their outstanding options and/or warrants to the same amount of common stock.  As a result of this action, 15,202 options were converted to 15,202 shares of common stock and 6,125 warrants were converted to 6,125 shares of common stock.

On March 26, 2012, the Company approved the issuance of 7,500 shares of common stock in exchange for legal services by Vincent and Rees for the period of June 6, 2012 through June 5, 2013.

On March 26, 2012, the Company sold 23,334 shares of common stock in exchange for $70,000 which were issued in April 2012.

On April 2, 2012, Southridge converted $10,000 of their $56,000 note into 3,473 shares of common stock.  On April 17, 2012, in conjunction with this conversion, as the closing trading price on the clearing date of the 3,473 shares of common stock was less than the closing trading price on the date of conversion, the Company was required to issue an addition 1,402 shares of common stock to Southridge.

In April 2012, the Company sold 23,347 shares of common stock in exchange for $70,040.

On May 6, 2012, the Company issued 29,420 additional shares of common stock to Vincent & Rees in regards to its contractually obligated guaranteed issue value of $135,000 for the legal services provided from May 7, 2011 through May 6, 2012.  On May 6, 2012, upon the expiration of the guarantee, 29,420 additional common shares were issued.

On May 29, 2012, the Company converted $10,500 of accounts payable into 2,100 shares of common stock at a conversion price of $5.00 per share.

On June 25, 2012, the Company converted $5,000 of accounts payable into 1,000 shares of common stock at a conversion price of $5.00 per share.

On August 3, 2012, the Company issued Douglas Pinard (“Pinard”) and Richard St. Cyr (“St. Cyr”) each 2,675 shares of common stock as contractually obligated in regards to the Company’s purchase of CSP.

On August 18, 2012, the Company issued to American Capital Ventures 2,500 shares of common stock as contractually obligated in regards to a consulting agreement.  These shares were previously recorded as issuable common stock.

On August 27, 2012, Evolution converted $25,000 of its convertible promissory note into 16,234 shares of common stock at a conversion price of $1.54 per share.

On September 6, 2012, Asher converted $10,000 of its convertible promissory note dated February 1, 2012 into 8,621 shares of common stock at a conversion price of $1.16 per share.

On September 18, 2012, the Company sold 187,500 shares of common stock in exchange for $150,000.

On September 20, 2012, Southridge was issued 38,096 shares of common stock in regards to a provision in their conversion of their note and its respective reset clause.  An additional 7,619,048 shares of common stock remain issuable under this reset.

On September 27, 2012, SGI Group, LLC converted $6,100 of its Convertible Promissory Note into 21,035 shares of common stock at a conversion price was $0.29 per share.

On September 27, 2012, Star City Capital, LLC converted $12,200 of its $25,000 note into 42,069 shares of common stock at a conversion price of $0.29 per share.

On October 1, 2012, as a condition of an agreement with St. Cyr, the Company issued the remaining 5,350 contractually obligated shares of common stock.

On October 18, 2012, Southridge converted $5,480 of its note into 42,154 shares of common stock at a conversion price of $0.13 per share.

On October 12, 2012, as a condition of the note and its reset clause, Star City Capital, LLC was issued an additional 29,696 shares of common stock.

On October 12, 2012, as a condition of the note and its reset clause, SGI Group, LLC was issued an additional 14,848 shares of common stock.

On October 17, 2012, as a condition of a settlement agreement with Pinard, the Company issued the remaining 5,350 contractually obligated shares of common stock.

On October 22, 2012, SGI converted $2,600 of principal and accrued interest of $18 of the note acquired on September 26, 2012 (see Note 4) into 20,142 shares of common stock at a conversion price of $0.13 per share.

On November 5, 2012, SGI converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 42,566 shares of common stock at a conversion price of $0.15 per share.

On November 5, 2012, Star City converted $6,300 of principal and accrued interest of $85 of the note acquired on September 26, 2012 (see Note 4) into 42,566 shares of common stock at a conversion price of $0.15 per share.

On November 9, 2012, Southridge Partners II, LP converted $12,190 of its $56,000 note into 81,267 shares of common stock at a conversion price of $0.15 per share.

On November 15, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 81,215 shares of common stock at a conversion price of $0.07 per share.

On November 16, 2012, SGI converted $6,500 of principal and accrued interest of $111 of the note acquired on September 26, 2012 into 94,447 shares of common stock at a conversion price of $0.07 per share.

On November 16, 2012, Star City converted $6,500 of principal and accrued interest of $85 of the note acquired on September 26, 2012 into 94,447 shares of common stock at a conversion price of $0.07 per share.

On November 21, 2012, Southridge converted $8,375 of principal of its note acquired on September 24, 2012 into 119,643 shares of common stock at a conversion price of $0.07 per share.

On November 23, 2012, SGI Group converted $3,000 of principal and $33 of accrued interest of its note acquired on October 22, 2012 into 43,324 shares of common stock at a conversion price of $0.07 per share.

On November 23, 2012, SGI converted $3,500 of principal and accrued interest of $68 of the note acquired on September 26, 2012 into 50,970 shares of common stock at a conversion price of $0.07 per share.

On November 23, 2012, Sazer converted $3,250 of principal and accrued interest of $4 of the note acquired on November 26, 2012 into 46,490 shares of common stock at a conversion price of $0.07 per share.

On November 26, 2012, WHC converted $6,982 of principal of its note acquired on November 6, 2012 into 63,475 shares of common stock at a conversion price of $0.11 per share.

On November 29, 2012, Mauriello converted $6,500 of principal of its note acquired on November 20, 2012 into 92,919 shares of common stock at a conversion price of $0.07 per share.

On November 30, 2012, Southridge converted $11,260 of principal of its note acquired on September 24, 2012 into 160,858 shares of common stock at a conversion price of $0.07 per share.

On December 5, 2012, Southridge converted $5,685 of principal of its note acquired on September 24, 2012 into 21,866 shares of common stock at a conversion price of $0.26 per share.

On December 5, 2012, Star City converted $5,000 of principal and accrued interest of $120 of the note acquired on September 26, 2012 into 19,692 shares of common stock at a conversion price of $0.26 per share.

On December 5, 2012, Southridge converted $36,150 of principal of its note acquired on October 22, 2012 into 139,039 shares of common stock at a conversion price of $0.26 per share.

On December 5, 2012, Southridge converted $19,300 of principal of its note acquired on November 8, 2012 into 160,834 shares of common stock at a conversion price of $0.12 per share.

On December 11, 2012, Southridge converted $19,325 of principal of its note acquired on November 8, 2012 into 161,042 shares of common stock at a conversion price of $0.12 per share.

On December 11, 2012, Marina converted $5,650 of principal of its note acquired on December 11, 2012 into 47,192 shares of common stock at a conversion price of $0.12 per share.

On December 11, 2012, due to a reset clause in the note acquired on September 24, 2012, Southridge was issued an additional 6,560 shares of common stock.

On December 11, 2012, WHC converted $12,553 of principal and $182 of accrued interest of its note acquired on November 6, 2012 into 62,632 shares of common stock at a conversion price of $0.20334 per share.

On December 11, 2012, Southridge converted $13,850 of principal of its note acquired on October 22, 2012 into 69,250 shares of common stock at a conversion price of $0.20 per share.

On December 11, 2012, due to a reset clause in the note acquired on October 22, 2012, Southridge was issued an additional 41,712 shares of common stock.

On December 11, 2012, SGI Group converted $2,000 of principal and $34 of accrued interest of its note acquired on October 22, 2012 into 16,948 shares of common stock at a conversion price of $0.12 per share.

On December 12, 2012, SGI converted $9,000 of principal and accrued interest of $68 of the note acquired on November 20, 2012 into 75,568 shares of common stock at a conversion price of $0.12 per share.

On December 13, 2012, Mauriello converted $8,500 of principal and $67 of accrued interest of its note acquired on November 20, 2012 into 71,392 shares of common stock at a conversion price of $0.12 per share.

On December 17, 2012, Asher converted $9,000 of principal of its note dated June 7, 2012 into 47,369 shares of common stock at a conversion price of $0.19 per share.

On December 19, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 46,237 shares of common stock at a conversion price of $0.00093 per share.

On December 20, 2012, Asher converted $8,600 of principal of its note dated June 7, 2012 into 9,450,549 shares of common stock at a conversion price of $0.186 per share.

On December 20, 2012, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 18,771 shares of common stock.

On December 24, 2012, Asher converted $6,000 of principal of its note dated June 7, 2012 into 1,096 shares of common stock at a conversion price of $0.146 per share.

On December 27, 2012, Asher converted $300 of principal and $1,300 of accrued interest of its note dated June 7, 2012 into 10,959 shares of common stock at a conversion price of $0.146 per share.

On December 27, 2012, WHC converted $10,091 of principal of its note acquired on December 13, 2012 into 89,144 shares of common stock at a conversion price of $0.114 per share.

On January 3, 2013, 89,144 shares were issued to WHC which were recorded as issuable as of December 31, 2013.

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012, Southridge was issued an additional 94,792 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 94,792 shares of common stock at a 50% discount, $0.12.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 189,584 shares of common stock at a 50% discount, $0.12. Due to the deficiency of available shares to be issued at the time, the Company issued 60,000 shares on January 10, 2013 and the remaining 129,584 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 18,771 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012, Southridge was issued an additional 18,959 shares of common stock.

On January 11, 2013, 101,790 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 which were recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 107,000 shares of common stock at a 50% discount, $0.05.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 152,466 shares of common stock at a 50% discount, $0.10.

On January 24, 2013, 71,392 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 312,223 shares of common stock at a 50% discount, $0.09.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012, Star City was issued an additional 18,771 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 25,917 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013, Southridge was issued an additional 89,207 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 127,500 shares of common stock at a 50% discount, $0.06.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 55,098 shares of common stock at a 50% discount, $0.0334.

 On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 115,000 shares of common stock at a 50% discount, $0.05.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 131,756 shares of common stock at a 50% discount, $0.05.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012, Mauriello was issued an additional 71,392 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 53,954 shares of common stock at a 50% discount, $0.05.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 405,042 shares of common stock at a 50% discount, $0.05.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 414,871 shares of common stock at a 50% discount, $0.05.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 405,100 shares of common stock at a 50% discount, $0.05.

On February 25, 2013, the Company issued 5,000 shares of Series G Preferred Stock to Sergio Pinon as incentive compensation. The Series G Preferred Stock is immediately convertible into common stock therefore the preferred shares are valued at the $0.12 per share closing price of the common stock on the date of this transaction or $600.

On February 26, 2013, Momoma Capital converted the $14,925 into 213,210 shares of common stock at a discount of 30%, $0.07.

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 101,275 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 303,750 shares of common stock at a 50% discount, $0.04.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 509,375 shares of common stock at a 50% discount, $0.04.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock.  Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 250,000 shares of restricted common stock.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock.  Mr. Rees is a director of the Company.

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 610,750 shares of common stock at a 50% discount, $0.04.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012, Southridge was issued an additional 203,584 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 433,000 shares of common stock at a 50% discount, $0.03.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 636,667 shares of common stock at a 50% discount, $0.03.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 535,715 shares of common stock at a 30% discount, $0.028.

On April 1, 2013, Southridge converted $13,010 of its note dated November 30, 2012 into 650,500 shares of common stock at a discounted rate of 50%, $0.02.

On April 10, 2013, Southridge converted $9,440 of its note dated November 30, 2012 into 944,000 shares of common stock at a discounted rate of 50%, $0.02.

On April 15, 2013, Southridge converted $11,125 of its note dated November 30, 2012 into 1,112,500 shares of common stock at a discounted rate of 50%, $0.02.

On April 22, 2013, Southridge converted $9,975 of its note dated November 30, 2012 into 997,500 shares of common stock at a discounted rate of 50%, $0.02.

On April 25, 2013, the Board of Directors issued S-8 shares to various employees of the Company in lieu of cash compensation.  The shares issued were to Pinon, 575,000, Harmon, 575,000, Thomas Carluccio, Jr., 217,375, and Melissa Valido, 163,334, for compensation for April and May 2013.

On May 4, 2013, Southridge converted $8,525 of its note dated December 28, 2012 into 852,500 shares of common stock at a discounted rate of 50%, $0.02.

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll.

On September 12, 2013, the Company issued 6,000,000 shares of common stock to Thomas Carluccio, Jr. as compensation for his services in lieu of payroll.

On September 12, 2013, the Company issued 4,000,000 shares of common stock to Melissa Valido as compensation for his services in lieu of payroll.

On September 15, 2013, Southridge converted $1,885 of principal and $314 of accrued interest of the note dated December 4, 2012, into 2,199,091 shares of common stock.

On September 25, 2013, Southridge converted $1,855 of principal and $92 of accrued interest of the note dated December 4, 2012, into 2,212,450 shares of common stock.

On October 3, 2013, Southridge converted $1,585 of principal and $52 of accrued interest of the note dated December 4, 2012, into 2,406,639 shares of common stock.

On October 4, 2013, Hanson Capital, LLC converted $1,500 of principal of the note dated December 12, 2011 into 1,004,689 shares of common stock.

On October 11, 2013, Southridge converted $1,563 of principal and $73 of accrued interest of the note dated December 4, 2012, into 2,405,268 shares of common stock.

On October 15, 2013, the Company issued 50,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll.

On October 15, 2013, the Company issued 25,000,000 shares of common stock to Bruce Harmon, a consultant to the Company, as compensation for his services.

On October 16, 2013, the Company issued 12,576,800 shares of common stock to Bruce Harmon in regards to his investment in the Company for the payment of a credit card liability of the Company.  The shares were issued at a discount of 25% based on the restriction.

On October 18, 2013, Southridge converted $6,530 of principal and $53 of accrued interest of the note dated December 4, 2012, into 13,714,282 shares of common stock.

On October 25, 2013, Southridge converted $3,805 of principal and $38 of accrued interest of the note dated December 4, 2012, into 13,724,384 shares of common stock.

On October 28, 2013, Asher Enterprises, Inc. converted $2,300 of the note dated October 24, 2012, into 4,791,667 shares of common stock.

On October 31, 2013, the Company entered into a settlement with Dr. Jason Cohen in regards to his guaranteed value associated with his purchase in 2011 of a convertible note and simultaneous conversion into common stock.  The guarantee was for $25,000.  As Dr. Cohen had not realized the agreed upon value, the Company and Dr. Cohen agreed to release the guarantee with the issuance of an additional 25,000,000 shares of common stock to Dr. Cohen.

On November 1, 2013, Southridge converted $3,265 of principal and $29 of accrued interest of the note dated December 4, 2012, into 13,725,295 shares of common stock.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated September 30, 2013.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Gary Kline	55,000
Gary Kline	75,000
Gary Kline	23,500
James E. Pumphrey	25,883
Evolution Capital, LLC	15,000
Evolution Capital, LLC	75,000
Evolution Capital, LLC	22,750
Evolution Capital, LLC	36,580
Evolution Capital, LLC	12,990
Evolution Capital, LLC	20,255
Hanson Capital, LLC	100,000
KAJ Capital, LLC	10,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Transfer Online, Inc.	15,400
Transfer Online, Inc.	25,000
Transfer Online, Inc.	35,000
Transfer Online, Inc.	45,000
Transfer Online, Inc.	55,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Susan Jones	58,333
SGI Group, LLC	-
Ventana Capital Partners, Inc.	20,000
Star City Capital, LLC	-
Southridge Partners II, LP	31,415
Southridge Partners II, LP	-
Southridge Partners II, LP	-
WHC Capital, LLC	-
Southridge Partners II, LP	-

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	157,260
Bruce Harmon	10,000
Bruce Harmon	52,010
Bruce Harmon	15,000
Bruce Harmon	15,000
Bruce Harmon	10,138
Lakeport Business Services, Inc.	47,235
Lakeport Business Services, Inc. - Line of Credit	213,095
Total	$1,819,844

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

The Company relocated its office to 3111 Mahan Dr., Suite 20 #121, Tallahassee, FL 32308.  Additionally, the telephone number changed to 850-583-5019.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
3.4 (3)	Certificate of Designation of the Preferences and Rights of Series F Preferred Stock
31.1 (3)
Certification of Chief Executive Officer and interim Chief Financial Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Chief Executive Officer and interim Chief Financial Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ELAYAWAY, INC.

Date: November 12, 2013	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer and interim Chief Financial Officer