Form 10-K
period 2013-12-31
eLayaway, Inc.
filed 2014-03-31
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-K
_________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______

Commission File Number: 000-54733
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

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock of the registrant was $1,000,922, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.015.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 28, 2014 the registrant had 2,640,511,601 shares of its Common Stock, $0.001 par value, outstanding.

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

PART I

Item 1.  Business

General Overview

We are a consolidated group of technology companies that specialize in the payments industry, for both online and bricks and mortar merchants. The Company also has several subsidiaries specializing in online malls, subscribed merchants, sports and entertainment ticket payment platforms, a travel payment platform, a health-related payment platform, and other avenues. The Company engages consumers under its multiple brand names and as a white-label payment technology provider to medium and large merchants.

We were founded in 2005 and the initial years were spent raising capital through friends and family thereby facilitating the growth of the Company from its pilot program launched 2006 and brand awareness stages to the extensive launch in 2012.

eLayaway, Inc.

eLayaway, Inc. (“ELAY”) is the parent company of six subsidiaries; DivvyTech, Inc. (“DivvyTech”), eLayaway.com, Inc. (“eLayaway.com”), PrePayGetaway.com, Inc. (“PrePayGetaway”), NuVidaPaymentPlan.com, Inc. (“NuVida”), PlanItPay.com, Inc. (“PlanItPay”), and Pay4Tix.com, Inc. (“Pay4Tix”).   ELAY provides the management, administrative, marketing and other pertinent focuses for its subsidiaries.

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

eLayaway.com, Inc.

Formerly known as eLayawayCOMMERCE, Inc., eLayaway.com is a patent-pending electronic, or Internet-based, payment process that was conceived to provide additional payment options to consumers and merchants (online and brick and mortar) alike. eLayaway®, like PayPal™, is a comprehensive solution for centralized payment processing.  While PayPal™ processes upfront full payment for goods and services, eLayaway® uses a layaway process to facilitate payment over time with delivery occurring once all payments are made in full.  While credit card issuers continue to reduce credit lines, charge predatory interest rates, and/or cancel accounts, eLayaway® fills the growing void left by the credit card industry’s pull back.

The eLayaway® budget-conscience payment option allows for consumer-directed partial payments to be made over time and for goods and/or services to be rendered once all payments have been made in full. The Company’s mission is to empower consumers with affordable and fiscally responsible payment methods and services. Equally as important, this provides merchants, both online and brick and mortar, more opportunities to provide goods and/or services thereby potentially being the difference for companies struggling to maintain or increase cash flow and/or affording them the opportunity to maintain their employment levels due wholly or partially to the options provided by eLayaway®.

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

Our corporate headquarters are located at 3111 Mahan Drive, Suite 20 #121, Tallahassee, Florida 32308. The Company’s primary web site is www.elayaway.com .  The web site is not incorporated in this Form 10-K.

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

Online Retail

There are currently over 300 online retailers that each generates more than $20,000,000 in annual sales volume. We classify these merchants as enterprise-level merchants. This merchant segment represents 50% of all transactions online. Many of these enterprise level merchants are experiencing an increase in the denial rates of their own branded credit programs.

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

eLayaway.com supports the traditional retail industry at large.  This includes both online and brick and mortar retailers that sell general merchandise such as electronics, jewelry, appliances, toys, apparel, automotive, etc.  Major merchants/affiliates have included Best Buy®, The Home Depot®, Bass Pro Shop®, Apple®, Hyatt®, Ace®, GNC®, Mattel®, Radio Shack®, and others.

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

Consumers

The consumers that utilize our online payment processor are not defined by any particular segment of the population as our service is used for anything from putting back-to-school items on layaway to putting season tickets for a professional sports team on layaway.  Although the average layaway is around $450, our layaways have historically ranged from approximately $25 to $19,000.  The consumers, due to the economic situations, have evolved into “planners” and are grasping the concept of budgeting which parallels the concept of what eLayaway can accommodate.

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

Merchants pay subscription and transaction fees to integrate and use the eLayaway® system.  In exchange for these fees, merchants receive access to the eLayaway® payment option, limited marketing support, and inclusion in the eLayaway® merchant directory and search engine.  The subscription fee and transaction fees are recognized as revenue on a monthly basis over the twelve-month subscription period.

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

eLayaway ADVANTAGE Mall

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

Registered Trademarks

We have registered trademarks with the United States Patent and Trademark Office (USPTO) for the company name “eLayaway (stylized and/or with design)” (Serial No. 77/212,248); the Company logo “a stylized E in an egg shaped circle” (Reg No. 3,487,235 - current); and the Company tagline “Credit is Overrated”. The Company has capitalized $6,468 for the trademarks.

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

Employees

As of March 15, 20143, we had a total of one full time employee and three full time consultants. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Property

We lease approximately 200 square feet of office space in Tallahassee pursuant to a lease that is month to month. This facility serves as our corporate headquarters.

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

We were formed on September 8, 2005 and have reported annual net losses since inception. For our year ended December 31, 2013 and 2012, we experienced net losses of $4,568,261 and $2,861,346, respectively. We used cash in operating activities of $291,931 and $1,063,322 in 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $23,146,869. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2013, our available cash balance was $3,115. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We began operations in September 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $119,996 and $116,153 for the years ended December 31, 2013 and 2012, respectively.  As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We rely heavily on the services of Sergio A. Pinon, founder, chairman of the board of directors and our chief executive officer, as well as several other management personnel. Loss of the services of any such individual would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, marketing, technical and managerial personnel.

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

The Company has $974,615 of convertible notes which would convert into 1,269,756,363 shares of common stock based on the closing price as of December 31, 2013 ($0.0004).  The convertible notes have beneficial conversion features with a discount of 30% to 50% of the current market price.

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 7 of the Notes to the Consolidated Financial Statements dated December 31, 2013.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Gary Kline	55,000
Gary Kline	75,000
Gary Kline	23,500
James E. Pumphrey	25,883
Evolution Capital, LLC	11,500
Evolution Capital, LLC	75,000
Evolution Capital, LLC	22,750
Evolution Capital, LLC	20,255
Evolution Capital, LLC	36,580
Evolution Capital, LLC	12,990
Hanson Capital, LLC	98,500
KAJ Capital, LLC	10,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Transfer Online, Inc.	15,400
Transfer Online, Inc.	25,000
Transfer Online, Inc.	35,000
Transfer Online, Inc.	45,000
Transfer Online, Inc.	55,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Susan Jones	58,333
Ventana Capital Partners, Inc.	20,000
Asher Enterprises, Inc.	650
Asher Enterprises, Inc.	39,850
Asher Enterprises, Inc.	32,500
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	157,260
Bruce Harmon	10,000
Bruce Harmon	52,010
Bruce Harmon	15,000
Bruce Harmon	15,000
Bruce Harmon	10,138
Bruce Harmon	5,000
Bruce Harmon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Lakeport Business Services, Inc.	45,000
Lakeport Business Services, Inc.	47,235
Lakeport Business Services, Inc. - Line of Credit	200,615
Total	$1,918,949

Sergio A. Pinon, our chief executive officer and vice-chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Sergio A. Pinon beneficially owns, as of December 31, 2013, approximately 10.0% of our outstanding shares of common stock and 74.2% of our outstanding shares of preferred stock (1,255 shares of Series E preferred stock and 5,000 shares of Series G preferred stock). As a percentage of votes, Mr. Pinon holds approximately 10.1% of the total outstanding votes. The Series E preferred stock has super voting rights of fifteen votes for every one share. The Series G preferred stock has super voting rights of ten thousand votes for every one share. Therefore, he controls 10.1% of the outstanding voting rights at December 31, 2013. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Robert D. Salie, father of former officer and director Douglas Salie, a note holder of the Company, filed a lawsuit in January 2012 alleging default on the two notes payable which could materially affect the Company.

The Company was served on January 30, 2013 in Robert D. Salie and Salie Family Limited Partnership v eLayaway, Inc. with claims on two notes payable to Dr. Salie and an entity controlled by him. The two notes payable in principal are $450,000 plus accrued interest. The Company does not deny the claim and has attempted to negotiate a payment arrangement prior to the lawsuit, which negotiations were unsuccessful. On August 30, 2013, a judgment was awarded to Dr. Salie.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 200 square feet of office space in Tallahassee pursuant to a lease that is month to month. This facility serves as our corporate headquarters.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 15, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

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

In March 2011, Thomas R. Park, a former employee who served as the CFO of the Company from 2007 to 2008, contacted the Company demanding that the Company issue additional stock of the Company to pay him additional ownership in the Company as a commission for investments made by third parties in the Company during this timeframe. On April 25, 2011, Mr. Park filed a suit, Thomas R. Park v eLayawayCOMMERCE, Inc., et al , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The Company’s position is that the claim is without merit as a matter of law. The demand by the former officer is material and potentially detrimental in the Company’s efforts to procure additional funding. The Company, prior to the lawsuit being filed, had issued what it believes to be a fair settlement offer, even though the Company firmly believed that the former officer had no legitimate grounds to substantiate his claims, and the former officer has responded with a counter-offer which is deemed to not be feasible as it was unreasonable. The Company settled the lawsuit in June 2011 with the issuance of 600,000 warrants for common stock. The Company maintains that the claims were without merit but opted to settle to avoid legal costs.

In December 2011, the Board of Directors and the majority of the shareholders of the Company terminated for cause, Douglas Salie, the CEO, Chairman and member of the Board of Directors.  Mr. Salie has indicated that he believes his termination was wrongful.  The Company firmly believes that its actions were justified and defendable.  The Company does not believe that litigation in this matter is pending.

In October 2012, Douglas Pinard, a former owner of CSP (see Note 2), resigned from the Company.  Certain monies were due to Mr. Pinard related to accrued payroll and notes payable.  Mr. Pinard threatened litigation, and both parties agreed upon a settlement requiring the Company to pay Mr. Pinard a settlement of $40,000 for those liabilities.  The Company paid Mr. Pinard $20,000 according to the conditions of the settlement agreement.  The Company then notified Mr. Pinard that in its opinion, Mr. Pinard had breached the settlement agreement by not returning all of the Company’s assets which Mr. Pinard had in his possession at the time of termination.  Therefore, the final $20,000 was not paid to Mr. Pinard.  Due to the nonpayment, Mr. Pinard alleges that the Company breached the settlement agreement.  Mr. Pinard indicated that he would seek legal recourse.  To the Company’s knowledge, no further actions has been taken by Mr. Pinard.

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert D. Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division.  The lawsuit is in regards to notes payable with claims of approximately $565,000 in principal and accrued interest.  In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer.  On August 30, 2013, a judgment was awarded to Dr. Salie.

In March 2013, ASC Recap, LLC (“ASC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 2012-CA-4074.  ASC has contracted with various note holders of the Company to acquire approximately $1,481,830 of Company debt and subsequently converting the debt to common stock of the Company pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding.  The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities.  A fairness hearing was held on May 14, 2013 and the arrangement was approved.

On October 31, 2013, the Company entered into a settlement with Dr. Jason Cohen in regards to the guaranteed value associated with his purchase in 2011 of a convertible note and simultaneous conversion into common stock.  The guarantee was for $25,000.  As Dr. Cohen had not realized the agreed upon value, the Company and Dr. Cohen agreed to release the guarantee with the issuance of an additional 25,000,000 shares of common stock to Dr. Cohen which was subsequently issued to Dr. Cohen.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “ELAY.OB.” As of December 31, 2013, the Company’s common stock was held by 325 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 10, 2009 (for Tedom Capital, Inc.). The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low

First Quarter	$0.28	$0.06	$0.05	$0.021
Second Quarter	$0.06	$0.02	$0.035	$0.0115
Third Quarter	$0.02	$0.0023	$0.017	$0.0027
Fourth Quarter	$0.0034	$0.0003	$0.0075	$0.0014

The Company’s transfer agent is Transfer Online, Inc., of Portland, Oregon.

Dividend Distributions

We have not historically distributed dividends to stockholders.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans except for the stock option plan.

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

The Company currently has six wholly-owned subsidiaries; eLayaway.com, DivvyTech, Inc. (“DivvyTech”), Pay4Tix.com, Inc. (“Pay4Tix.com” f/k/a eLayawaySPORTS, Inc.), NuVidaPaymentPlan.com, Inc. (“NuVida”), PrePayGetaway.com, Inc. (“PrePayGetaway”), PlanItPay.com, Inc. (“PlanItPay”), and Centralized Strategic Placements, Inc. (“CSP,” acquired in February 2012 and dissolved in 2012).

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

Pay4Tix (Pay4Tix.com, Inc., f/k/a eLayawaySPORTS, Inc.) prov ides a prepaid ticket solution for both teams and fans. DivvyTech's payment technology allows teams and ticketing platforms to integrate the prepayment option directly into all sales channels for new ticket sales and season ticket renewals. Pay4Tix is managed by payment processing experts with sports marketing experience.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO THE YEAR ENDED DECEMBER 31, 2012

Results of Continuing Operations

Revenue. For the year ended December 31, 2013, our revenue was $119,996, compared to $116,153 for the same period in 2012, representing an increase of 3.3%. This increase in revenue was primarily attributable to increased sales.

Direct Costs. For the year ended December 31, 2013, our direct costs were $30,167, compared to $49,608 for the same period in 2012, representing a decrease of 39.2%. This decrease in our direct costs resulted primarily from the decrease in payroll costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2013, selling, general and administrative expenses were $916,306 compared to $1,764,407 for the same period in 2012, a decrease of 48.1%.  The actual selling, general and administrative expenses, without the stock-based compensation and settlements, was $571,328 and $1,271,595 for the period ended December 31, 2013 and 2012, respectively.

Net Loss. We generated net losses of $4,568,261 for the year ended December 31, 2013 compared to $2,861,346 for the same period in 2012, an increase of 80.4% which is primarily due to the increase in the loss on conversion of debt into common stock ($2,493,625 for 2013 and $197,979 for 2012) and the loss on settlement of payroll ($825,000 for 2013 and $0 for 2012).

Liquidity and Capital Resources

General. At December 31, 2013, we had cash and cash equivalents of $3,115. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $291,931 for the year ended December 31, 2013, and we used cash in operations of $1,063,322 during the same period in 2012. The principal elements of cash flow from operations for the year ended December 31, 2013 included a net loss of $4,568,261, offset by stock-based compensation of $344,978 and loss on settlements liabilities of $3,644,074.

Cash used in investing activities during the year ended December 31, 2013 was $0 compared to $4,454 during the same period in 2012.

Cash generated in our financing activities was $272,223 for the year ended December 31, 2013, compared to cash generated of $1,061,141 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2013 compared to 2012.

As of December 31, 2013, current liabilities exceeded current assets by 102.0 times. Current assets decreased from $207,367 at December 31, 2012 to $25,736 at December 31, 2013 whereas current liabilities decreased from $2,701,949 at December 31, 2012 to $2,625,906 at December 31, 2013.

	For the years ended December 31,
	2013	2012

Cash used in operating activities	$(291,931)	$(1,063,322)
Cash used in investing activities	-	(4,454)
Cash provided by financing activities	272,223	1,061,141

Net changes to cash	$(19,708)	$(6,635)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $119,996 and net losses of $4,568,261 ($344,978 represents stock-based compensation and settlements) for the year ended December 31, 2013 compared to sales of $116,153 and net losses of $2,861,346 ($492,812 represents stock-based compensation and settlements) for the year ended December 31, 2012. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $2,600,170, $2,595,532 and $23,146,869, respectively, at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2013 and 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
eLayaway, Inc.

We have audited the accompanying consolidated balance sheet of eLayaway, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for that year in the period ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLayaway, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss of $4,568,261 and $2,861,346 in 2013 and 2012, respectively, and used cash for operating activities of $291,931 and $1,063,322 in 2013 and 2012, respectively. At December 31, 2013, the Company had a working capital deficiency, shareholders’ deficiency and accumulated deficit of $2,600,170, $2,595,532 and $23,146,869, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM CERTIFIED PUBLIC ACCOUNTANTS
Clearwater, Florida
March 31, 2014

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

	2013	2012

ASSETS

Current assets
Cash	$3,115	$22,823
Segregated cash for customer deposits	22,621	86,054
Other receivable	-	50,000
Prepaid expenses	-	47,954
Assets attributable to discontinued operations	-	536
Total current assets	25,736	207,367
Property and equipment, net	1,225	2,195
Intangibles, net	3,413	3,844
Other assets	-	4,667
Total assets	$30,374	$218,073

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$1,432,954	$1,665,991
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	572,258	427,590
Accounts payable	137,165	165,449
Accounts payable to related parties	18,920	18,920
Accrued liabilities	388,879	249,110
Liability to guarantee equity value	-	25,000
Deposits received from customers for layaway sales	22,160	85,604
Embedded conversion option liability	53,570	64,285
Total current liabilities	2,625,906	2,701,949
Total liabilities	2,625,906	2,701,949
Commitments and contingencies (Note 10)
Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 15,712 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 9,448 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 50,000 shares designated, 3,429 and 39,699
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	3	40
Series F preferred stock, $0.001 par value, 50,000 shares designated, 0 and 49,243
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	-	49
Series G preferred stock, $0.001 par value, 5,000 shares designated, 5,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	5	-
Common stock, par value $0.001, 5,000,000,000 shares authorized, 603,772,470 and
3,171,543 shares issued, issuable and outstanding, respectively, and (0 and
366,805 shares issuable, respectively)	603,772	3,172
Additional paid-in capital	19,947,557	16,099,721
Accumulated deficit	(23,146,869)	(18,586,857)

Total shareholders' deficiency	(2,595,532)	(2,483,876)

Total liabilities and shareholders' deficiency	$30,374	$218,073

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,

	2013	2012

Sales	$119,996	$116,153
Direct costs	30,167	49,608
Selling, general and administrative expenses
(includes $344,978 and $492,812 for the years ended December 31,
2013 and 2012, respectively, of stock-based compensation and settlements)	916,306	1,764,407

Loss from continuing operations	(826,477)	(1,697,862)

Other income (expense)
Other income	28,707	-
Interest expense	(348,416)	(1,149,016)
Change in fair value of embedded conversion option liability	6,429	222,150
Gain on conversion of accounts payable	1,924	5,580
Loss on share repurchase	-	(150,461)
Gain (loss) on settlements of liabilities, net	(49,339)	40,756
Gain on extinguishment of debt	-	198,083
Gain on unclaimed liabilities	-	98,823
Derivative amortization	4,286	-
Loss on settlement of payroll	(825,000)	-
Loss on issuance of common stock	(60,000)	-
Loss on disposition of discontinued operations	-	(231,420)
Loss on conversion of debt into common stock	(2,500,375)	(197,979)
Total other income (expense), net	(3,741,784)	(1,163,484)
Net loss from continuing operations	(4,568,261)	(2,861,346)
Net loss from discontinued operations	-	(91,248)
Net loss	$(4,568,261)	$(2,952,594)
Basic and diluted net loss per share - continuing operations	$(0.049)	$(4.00)
Basic and diluted net loss per share - discontinued operations	$-	$(0.134)
Basic and diluted net loss per share	$(0.049)	$(4.00)
Weighted average shares outstanding - basic and diluted	92,985,027	683,203

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. AND SUBSIDIARIES
Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended December 31, 2012 and 2013

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Common Stock Issuable		Common Stock		Additional Paid-in	Loss from Discountinued	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Operations	Deficit	(Deficit)

Balance, December 31, 2011	17,979	$18	-	$-	-	$-	1,147	$1	241,597	$241	$13,697,245	$-	$(15,634,263)	$(1,936,758)

Amortization of options											40,540			40,540
Warrants expense											5,571			5,571
Beneficial Conversion Feature											84,000			84,000
Common stock issued for loan fees									347	0	2,500			2,500
Common stock issued for services									6,250	6	49,994			50,000
Conversion of payroll into Series E														-
preferred stock	5,952	6									29,994			30,000
Issuance of common stock to officers and														-
directors for services									30,000	30	151,170			151,200
Conversion of options and warrants to														-
common stock									21,327	21	107,465			107,486
Issuable stock issued							(1,147)	(1)	1,147	1				-
Issuance of common stock for acquisition														-
of Centralized Strategic Placements, Inc.							16,050	16	5,350	1	128,383			128,400
Sale of restricted stock									46,680	47	139,993			140,040
Subscription receivable collected														-
Conversion of debt									4,873	5	16,662			16,667
Issuance of warrants											25,500			25,500
Conversion of AP into common stock									3,100	3	13,897			13,900
Issuance of stock - guaranteed issue									29,420	29	134,971			135,000
Conversion of warrants into common stock											1,128			1,128
Stock issued for services							2,500	3			9,997			10,000
Converted note payable into common stock							179,305	179	2,327,521	2,328	625,305			627,812
Issuable issued							(56,645)	(57)	56,645	57				-
Conversion of NP into common stock - Asher									8,621	9	17,232			17,241
Sale of restricted stock							187,500	188			149,812			150,000
Conversion of AP into Series F			18,939	19							30,284			30,303
Conversion of liabilities into Series E	26,069	26									57,325			57,351
Reset on Southridge conversion							38,095	38	38,095	38	(76)			-
Issuance of Series F for personal guarantee			30,303	30							19,970			20,000
Repurchase of Series E in exchange for N/P	(10,301)	(10)									(6,789)			(6,799)
Adjustment of derivatives due to conversions											10,714			10,714
Put premiums on notes											580,870			580,870
Conversion rescinded									(16,234)	(16)	(35,699)			(35,715)
Gain on extinquishment of convertible debt											11,767			11,767
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	-	(91,248)	(2,861,346)	(2,952,594)

Balance, December 31, 2012	39,699	$40	49,242	$49	-	$-	366,805	$367	2,804,738	$2,800	$16,099,725	$(91,248)	$(18,495,609)	$(2,483,876)

Common stock issuable issued							(366,805)	$(367)	366,805	367				-
Converted note payable to common stock									315,838,859	315,839	$2,670,823			2,986,662
Amortization of stock options											20,270			20,270
Issuance of Series G preferred stock for services					5,000	5					$995			1,000
Cancellation of Series E preferred stock and														-
conversion into a note payable	(3,556)	$(4)									(52,006)			(52,010)
Debt discounts amortized upon conversion											25,000			25,000
Issuance of common stock for services									750,000	750	149,250			150,000
Converted accounts payable to common stock									158,581	159	31,557			31,716
Converted Series E to common stock	(26,761)	(27)							26,761	27				-
Converted Series F to common stock			(49,242)	(49)					49,242	49				(0)
Issuance of S-8 shares									4,749,969	4,750	945,250			950,000
Liability to acquire common stock due to over issuance
Converted Series E to common stock and settlement									(5,952)	(6)
Common stock issued for services									20,000,000	20,000	90,000			110,000
Reverse liability to acquire common stock due to over issuance
Adjmt.									1	3	473			476
Issance of common stock for services									75,000,000	75,000	-			75,000
Issuance of common stock for payment of liability by a third party									12,576,800	12,577				12,577
Conversion of accrued interest into common stock									115,155,000	115,155				115,155
Issuance of common stock under 3(a)(10)									69,000,000	69,000	(38,400)			30,600
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	-	-	(4,568,261)	(4,568,261)

Total	3,429	$3	-	$-	5,000	$5	-	$-	616,486,756	$616,486	$19,943,743	$(91,248)	$(23,063,870)	$(2,594,882)

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012

Cash flows from operating activities:
Net loss	$(4,568,261)	$(2,952,594)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	950	10,928
Amortization of intangibles	431	55,520
Bad debt expense	-	1,668
Amortization of debt discounts to interest expense	-	437,833
Amortization of debt issue costs to interest expense	7,167	38,443
Issuance of note for legal services	-	25,000
Issuance of note for accrued payroll	-	10,000
Deriviative loss	(4,286)	-
Grant of warrants for services	-	31,071
Grant of options for services	-	30,405
Common stock granted for services	344,978	152,060
Expense for exchange of options and warrants for common stock	-	108,614
Amortization of stock-based prepaids	-	218,346
Gain on extinguishment of debt	-	(198,083)
Accretion of put premium into interest expense	105,018	9,052
(Gain) loss on settlement of liabilities	3,644,074	(46,336)
Gain on unclaimed liabilities	-	(98,823)
Loss on disposition of CSP	-	231,420
Compensation expense for returned shares	-	150,461
Adjustment for derivatives for conversion of notes	-	241,494
Loss on settlement of accounts payable for common stock	-	804,735
Change in fair value of embedded conversion option liability	(6,429)	(215,731)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	63,433	69,600
Other receivable	50,000	(50,000)
Prepaid expenses	47,953	97,122
Other assets	-	8,103
Accounts payable	(28,284)	(193,528)
Accounts payable to related parties	-	4,475
Accrued expenses	139,769	(3,868)
Liability to guarantee equity value	(25,000)	-
Deposits received from customers for layaway sales	(63,444)	(40,709)
Net cash used in operating activities	(291,931)	(1,063,322)

Cash flows from investing activities:
Acquisition of fixed assets	-	(901)
Cash acquired in acquisition	-	2,447
Cash paid in acquisition	-	(6,000)
Net cash used in investing activities	-	(4,454)

Cash flows from financing activities:
Proceeds from related party loans	-	273,272
Proceeds from loans	272,223	615,481
Repayment of loans	-	(45,152)
Repayment of related party loans	-	(65,000)
Payment of loan fee	-	(7,500)
Sale of common stock	-	290,040
Net cash provided by financing activities	272,223	1,061,141

See accompanying notes to consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012

Net increase (decrease) in cash	(19,708)	(6,635)

Cash at beginning of period	22,823	29,458

Cash at end of period	$3,115	$22,823

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,405

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of Centralized Strategic Placements, Inc.	$-	$242,402

Reclassification of liability to equity for expiration of guarantee	$-	$135,000

Debt discounts for beneficial conversion features values	$15,689	$99,616

Return of Series E preferred stock	$-	$6,799

Common stock issued for legal services	$-	$37,800

Debt discounts for loan fees	$2,500	$6,000

Conversion of loan fees to common stock	$-	$2,500

Capitalization of accrued interest to convertible note payable	$-	$6,000

Settlement of accounts payable for Series E preferred stock	$-	$30,000

Conversion of related party payroll into Series E preferred stock	$-	$38,691

Conversion of related party liabilities into Series F preferred stock	$-	$10,765

Common stock issued for services	$930,001	$60,000

Conversion of debt to common stock including premium	$-	$164,934

Conversion of accounts payable to common stock	$-	$15,500

Conversion of liabilities to a related party into notes payable	$82,010	$-

Embedded conversion option liability	$-	$24,815

Issuance of Series G preferred stock for services	$1,000	$-

Conversion of Series E preferred stock into common stock	$(712)	$-

See accompanying notes to consolidated financial statements.

eLayaway, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

In April 2007, the Company formed eLayaway Australia Pty, Ltd., an Australian company. This entity is 97% owned by eLayaway and has been inactive since inception.  In 2012, this entity was dissolved.

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

On July 28, 2010, Pay4Tix.com, Inc. (“Pay4Tix,” f/k/a eLayawaySPORTS, Inc.), a Florida corporation, was formed as a subsidiary of the Company. This company was administratively dissolved on September 27, 2013.

On November 15, 2011, DivvyTech, Inc. (“DivvyTech”), a Florida corporation, was formed as a subsidiary of the Company. This company was administratively dissolved on September 27, 2013.

On January 20, 2012, PrePayGetaway.com, Inc. (“PrePayGetaway”) and PlanItPay.com, Inc. (“PlanItPay”), both Florida corporations, were formed as subsidiaries of the Company.  These companies were administratively dissolved on September 27, 2013.

On January 25, 2012, NuVidaPaymentPlan.com, Inc. (“NuVida”), a Florida corporation, was formed as a subsidiary of the Company. This company was administratively dissolved on September 27, 2013.

On February 7, 2012, with an effective date of February 1, 2012, the Company acquired all of the voting capital stock of Centralized Strategic Placements, Inc. (“CSP,” see Note 2). CSP is a discontinued operation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiaries (as of December 31, 2013), eLayaway.com, Pay4Tix (inactive), DivvyTech (inactive), NuVida (inactive), CSP (discontinued operations), PrepayGetaway (inactive), PlanItPay (inactive) and majority-owned subsidiary eLayaway Australia Pty, Ltd. (inactive). All significant inter-company balances and transactions have been eliminated in consolidation.

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

We currently measure and report at fair value our derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Balance at December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$3,413	$-	$-	$3,413
Total Financial Assets	$3,413	$-	$-	$3,413

Following is a summary of activity through December 31, 2013 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2012	$3,844
Amortization of intangibles	(431)
Ending balance at December 31, 2013	$3,413

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

	Balance at December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$53,570	$-	$-	$53,570
Total Financial Assets	$53,570	$-	$-	$53,570

Following is a summary of activity through December 31, 2013 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$70,704
Note inception date fair value	24,815
Change in fair value during 2013	(41,949)
Ending balance at December 31, 2013	$53,570

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2013 and 2012 advertising expense for continuing operations was $6,129 and $95,678, respectively.

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

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10,   “Accounting for Uncertain Income Tax Positions.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2012, 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 32,618 at December 31, 2013 shares of common stock (which are not in the money), employee options to purchase 3,907 shares of common stock (which are not in the money) and convertible notes convertible into 1,408,949,713 common shares. All of the outstanding warrants and options have exercise prices that are out of the money therefore would not be converted at the current market price. As of December 31, 2013, there were a total of 1,408,986,238 common stock equivalents that were not utilized in the computation of 2013 dilutive net loss per share as the effect was anti-dilutive. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 12).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these unaudited consolidated financial statements were issued.

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

The amounts of revenues and net losses from CSP included in the Company’s consolidated statement of operations for the year ended December 31, 2012, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition had it occurred January 1, 2012 is as follows:

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

On October 1, 2012, the Company, through an Asset Purchase Agreement with Channel Worth Holdings, LLC (“Channel Worth”), sold certain assets owned by CSP. Channel Worth acquired the technology of CSP and the respective operations of CSP. The Company and Channel Worth entered into an agreement whereas Channel Worth would provide on a long-term basis, the services of the operation independently of CSP and/or the Company. In exchange for the services, the principal of Channel Worth, St. Cyr, forgave $40,000 of the note payable of $57,000 and the related accrued interest due to him, as well as any accounts payable. See Note 1 and 7. Channel Worth entered into an agreement with the Company whereas it would independently provide the services that were previously in house.

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

	For the Years Ended
	December 31,
	2013	2012

Sales	$-	$78,939
Cost of sales	-	12,154

Gross profit (loss)	-	66,785

Selling, general and administrative expenses	-	171,856

Loss from discontinued operations	-	(105,071)

Other income (expense)
Interest expense	-	(916)
Gain on settlement of debt	-	14,739
Total other income (expense), net	-	13,823

Net loss from discontinued operations	$-	$(91,248)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$-	$536
Total current assets	-	536

Total assets of discontinued operations	$-	$536

LIABILITIES
Current liabilities
Accounts payable	$-	$-

Total current liabilities of discontinued operations	$-	$-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $4,568,261 (includes $344,978 of stock-based compensation and settlements) and used cash in operating activities of $291,931 for the year ended December 31, 2013. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,600,170, $2,595,532 and $23,146,869, respectively, at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SEGREGATED CASH FOR CUSTOMER DEPOSITS

The Company maintains an account at a bank, which facilitates the deposit of customers’ funds during the layaway process. The account is under the control of the Company's management. Once the complete payment is made by the customer, the bank transfers via ACH the appropriate amount to the merchant for finalization of the layaway process. The funds on deposit are interest bearing for the benefit of eLayaway. As of December 31, 2013 and 2012, the Company had $22,621 and $86,054, respectively, on deposit in this account. Generally the related liability entitled "Deposits received from customers for layaway sales" should equal the cash balance, however, timing differences in transferring earned cash from the segregated bank account to the operating bank account, may result in the segregated cash balance exceeding the liability balance at any time.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012

Computer equipment	$126,330	$126,330
Office equipment	47,027	47,027
Leased equipment	89,459	89,459
	262,816	262,816
Less: Accumulated depreciation	(261,591)	(260,621)
Property and equipment, net	$1,225	$2,195

Depreciation expense for continuing operations was $950 and $10,928 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – INTANGIBLES, NET

Intangibles consist of the following:

	December 31,
	2013	2012

Trademark	$6,468	$6,468
Web site	303,046	303,046
	309,514	309,514
Less: Accumulated amortization	(306,101)	(305,670)
Intangibles, net	$3,413	$3,844

Amortization expense for continuing operations was $431 and $55,520 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2013 and 2012, consists of the following:

Notes and convertible notes,
net of discounts	December 31, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts

Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Gary Kline (1)	55,000	-	-	55,000	55,000	-	-	55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2)	11,500	-	-	11,500	25,000	-	-	25,000
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	-	-	-	-
Evolution Capital, LLC (1)	20,255	-	-	20,255	-	-	-	-
Evolution Capital, LLC (1)	36,580	-	-	36,580	-	-	-	-
Evolution Capital, LLC (1)	12,990	-	-	12,990	-	-	-	-
Marina Development, LLC (1) (2)	-	-	-	-	19,350	-	-	19,350
Keith Sazer (1) (2)	-	-	-	-	5,250	-	-	5,250
Hanson Capital, LLC (1) (2)	98,500	-	-	98,500	100,000	-	-	100,000
Asher Enterprises, Inc. (2)	650	-	27,155	27,805	37,500	-18,103	27,155	46,552
Asher Enterprises, Inc. (2)	39,850	-	38,379	78,229	53,000	-38,379	38,379	53,000
Asher Enterprises, Inc. (2)	32,500	-	23,534	56,034	-	-	-	-
KAJ Capital, LLC (1) (2)	10,000	-	-	10,000	25,000	-	-	25,000
Robert Salie - Line of Credit (1) (2)	400,000	-2,805	-	397,195	400,000	-2,805	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
SGI Group, LLC (1) (2)	-	-	-	-	6,419	-	-	6,419
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Star City Capital, LLC (1) (2)	-	-	-	-	20,000	-	-	20,000
Southridge Partners II, LP (1) (2)	-	-	-	-	155,525	-	-	155,525
Southridge Partners II, LP (1) (2)	-	-	-	-	45,000	-	-	45,000
Southridge Partners II, LP (1) (2)	-	-	-	-	55,300	-	-	55,300
Thomas Carluccio, Jr. (2)	5,000	-	-	5,000	-	-	-	-
Thomas Carluccio, Jr. (2)	5,000	-	-	5,000	-	-	-	-
WHC Capital, LLC (1) (2)	-	-	-	-	24,909	-	-	24,909
Southridge Partners II, LP (1) (2)	-	-	-	-	11,375	-	-	11,375
Southridge Partners II, LP (2)	-	-	-	-	25,000	-	-	25,000
Total	$1,346,691	$(2,805)	$89,068	$1,432,954	$1,659,744	$(59,287)	$65,534	$1,665,991

(1) In default.
(2) Convertible.

Notes, convertible notes, and
lines of credit payable to related parties, net of discounts
	December 31, 2013				December 31, 2012
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts

Bruce Harmon (1)	$157,260	$-	$-	$157,260	$157,260	$-	$-	$157,260
Bruce Harmon (1)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1)	52,010	-	-	52,010	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	15,000	-	-	15,000	-	-	-	-
Bruce Harmon (1)	10,138	-	-	10,138	-	-	-	-
Sergio Pinon (2)	5,000	-	-	5,000	-	-	-	-
Sergio Pinon (2)	5,000	-	-	5,000	-	-	-	-
Lakeport Business Services, Inc. (2)	5,000	-	-	5,000	-	-	-	-
Lakeport Business Services, Inc. (2)	5,000	-	-	5,000	-	-	-	-
Lakeport Business Services, Inc. (2)	45,000	-	-	45,000	-	-	-	-
Lakeport Business Services, Inc. (1)	47,235	-	-	47,235	47,235	-	-	47,235
Lakeport Business Services, Inc. - Line of Credit (1) (2)	200,615	-	-	200,615	213,095	-	-	213,095
Total	$572,258	$-	$-	$572,258	$427,590	$-	$-	$427,590

(1) In default.
(2) Convertible.

On March 12, 2009, the Company secured a note for $50,703 from Premier Bank Lending Center. The note matures on March 12, 2010, bears interest at a rate of 6%, and has monthly interest only payments. On March 12, 2010, Premier Bank Lending Center renewed the note for $50,703 to the Company. The note matures on September 12, 2010, bears interest at a rate of 6.50% and has monthly interest only payments. James E. Pumphrey, a shareholder of the Company, was a guarantor to the financing. On November 30, 2010, Mr. Pumphrey assumed the note with Premier Bank Lending Center and eLayaway.com, Inc. executed a promissory note with Mr. Pumphrey for $50,535. The note matures on May 30, 2011, bears interest at a rate of 12%, and has monthly interest only payments. On June 1, 2011 the Company and Mr. Pumphrey agreed to an extension of the loan which extended the maturity date until November 30, 2011. On November 30, 2011, the promissory note was amended and due to the lack of significant funding, the parties agreed to extend the expiration of the loan to September 30, 2012 and to set up payment terms. The Company will make principal payment starting December 15, 2011 with final payment to be made in September 30, 2012. This amendment was treated as a "Trouble Debt Restructuring" in accordance with FASB ASC 470-60. There is no gain or loss on the restructuring of the payables. The remaining principal balance as of December 31, 2013 was $25,883. This note is in default.

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

On July 6, 2010, the Company issued a Convertible Promissory Note with Dr. Robert Salie (“Dr. Salie”), the father of the Company’s former CEO, for $25,000. The principal is due in one year or upon the receipt of $150,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. The note is convertible at the option of Dr. Salie into common stock at $0.25 per share on or after the maturity date of the loan. The Company recorded $13,340 as a Debt Discount relating to the Beneficial Conversion Feature and $11,660 as a Debt Discount related to the 50,000 warrants and an exercise price of $.25 per share that were issued as a loan fee with this debt. The Company amortized $12,500 to interest expense through December 31, 2010 based on the one year term of the note. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance of the Company to date, the conversion price of this note was modified to be the 10 day volume weighted average price (“VWAP”) of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. This modification did not qualify as a debt extinguishment. The Company recorded additional debt discount of $2,245 which represents the increase in fair value of the embedded conversion option resulting from the modification. On February 12, 2011, this Note was purchased by a third party. Simultaneous with the acquisition of the Note, this Note was converted to 250,000 shares of common stock (see Note 12). Upon conversion of the note, the Company amortized the debt discount of $2,245 to interest expense.

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 100,000 warrants in 2010 and, 25,000, 25,000, 25,000, 75,000, and 100,000 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $0.06 to $$0.13. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $0.10, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $0.10. The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 10).  On August 30, 2013, a judgment was awarded to Dr. Salie.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2013, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $0.10 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 1,500,000 shares of common stock (see Note 11 and 12). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. The Company recorded $95,995 of interest expense as of December 31, 2013. For reporting purposes, this note is reported as a related party due to the former officer and director, Douglas Salie, the son of Dr. Salie, controlling in excess of 10% of the voting stock. This note was in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 10).  On August 30, 2013, a judgment was awarded to Dr. Salie.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012 and December 31, 2012, the balance was $200,615 and $213,095, respectively. On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock (see Note 12). This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible.  On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock. On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP. Additionally, the credit line was increased to $300,000. The modification of the LOC qualified as a debt extinguishment for accounting purposes. However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature. This note is in default. On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP.  On December 20, 2013, ASC Recap was issued 39,000,000 shares of common stock in exchange for its partial purchase of $12,480 of the LOC (see Notes 10 and 12).  As of December 31, 2013, the balance is $200,615.

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

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000.  The interest, which accrues, is at a rate of 12% per annum.  The conversion feature is the lesser of $18.00 or 70% of the closing price prior to conversion.  There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term.  Evolution was issued 278 shares of restricted common stock in lieu of the fees.  The shares were issued using the closing price of the previous day of $18.00.  The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8).  On August 27, 2012, Evolution converted $25,000 of this note into 16,234 shares of common stock at the discounted rate of $1.54 whereas the closing price on the previous day was $2.20.  The Company recognized a loss on conversion of $10,714.  In 2012, the ownership of the note was assigned to Buko-Evolution, LLC.  On May 17, 2013, Buko-Evolution, LLC converted $10,000 into 938,287 shares of common stock (see Note 12) at a conversion rate of $0.01.  A loss of $88,829 was recognized.  As of December 31, 2013, this note is in default and has a balance of $11,500.

On December 12, 2011, the Company entered into a six month convertible note with Equity Trust Company Custodian FBO Curt Hansen beneficiary DCD Ann Hansen IRA (“Hansen”), in the amount of $100,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.07 or 70% of the closing price prior to conversion. There was a $10,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue cost to be amortized over the debt term. Evolution was issued 111,112 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $0.07. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). This note is in default.  On October 4, 2013, Hansen converted $1,500 into 1,004,689 shares of common stock based on a conversion price of $0.00149.  A loss on conversion of $1,098 was recorded.

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 69,444 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042.  On March 28, 2013, KAJ converted $15,000 of the note into 535,715 shares of common stock (see Note 8) at a 30% discount, $0.028, at a loss on conversion of $92,143. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 8). This note is in default as of December 31, 2013.  On March 6, 2014, KAJ sold the remaining principal balance of $10,000 and accrued interest of $8,200 to Southridge for $18,200 which converted the entire balance into 185,750,000 shares of common stock (see Note 15).

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

On March 30, 2012, the Company entered into a convertible promissory note with Southridge in the amount of $25,000, in exchange for legal services in regards to the Equity Purchase Agreement (see Note 7 and 12). The note was due on April 1, 2013 and can be converted at the option of the holder at any time after six months from the date of the note. The interest, which accrues, is at a rate of 8% per annum, and is convertible. The conversion feature is at the current market price, defined as the average of the two lowest closing bid prices, with a 30% discount. The note is considered a stock settlement debt since any future stock issued upon conversion will have a fair market value of $35,714. The Company therefore accreted a premium of $10,714 into interest expense over the six months to the first conversion date of the note.  On February 26, 2013, Southridge sold the note principal of $25,000 to Momoma Capital, LLC (“Momoma Capital”).

On September 4, 2012, the Company entered into a note with Lakeport in the amount of $47,235. The note matured on October 1, 2012 and accrues interest at the rate of 12% per annum. This note is in default.

On September 28, 2012, the Company entered into a note with Kline in the amount of $55,000. The note matured on October 10, 2012 and accrues interest at the rate of 12% per annum. This note is in default.

On September 28, 2012, the Company entered into a note with TOL in the amount of $55,000. The note matured on October 10, 2012 and accrues interest at the rate of 12% per annum. This note is in default.

On September 30, 2012, the Company entered into a note with Susan Jones, a former officer of the Company. The Company had accrued compensation of $58,333 which was converted into a note payable. The note matured on October 15, 2012 and accrued interest at the rate of 2% per annum. This note is in default.

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

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note.  On May 1, 2013, Asher converted $5,800 into 483,334 shares of common stock (see Note 12) at a conversion rate of $0.012.  A loss of $52,703 was recognized.  On October 9, 2013, Asher converted $1,000 into 1,000,000 shares of common stock (see Note 12) at a conversion rate of $0.001.  A loss of $1,400 was recognized.  On October 28, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 12) at a conversion rate of $.00048.  A loss of $2,492 was recognized.  On October 30, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 12) at a conversion rate of $0.00048.  A loss of $2,013 was recognized.  On November 8, 2013, Asher converted $1,695 into 4,842,857 shares of common stock (see Note 12) at a conversion rate of $0.00035.  A loss of $1,695 was recognized.  On November 13, 2013, Asher converted $3,150 into 10,862,069 shares of common stock (see Note 12) at a conversion rate of $0.00029.  A loss of $4,453 was recognized.  On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 12) at a conversion rate of $0.00027.  A loss of $5,742 was recognized.  On November 20, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 12) at a conversion rate of $0.00027.  A loss of $3,575 was recognized.  On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 12) at a conversion rate of $0.00027.  A loss of $20,908 was recognized.  On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 12) at a conversion rate of $0.00027.  A loss of $20,908 was recognized.  On December 2, 2013, Asher converted $8,060 into 21,783,784 shares of common stock (see Note 12) at a conversion rate of $0.00037.  A loss of $7,189 was recognized.  As of December 31, 2013, the note has a principal balance of $650.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 32,166,667 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 32,208,333 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, under the reset clause of the note, Southridge was issued an additional 18,958,333 shares of common stock (see Note 12) at a loss of $18,958. The balance as of December 31, 2013 is $11,375. On January 3, 2013, Southridge converted $11,375 of the note into 18,958,333 shares of common stock (see Note 12) at a 50% discount, $0.0006. A loss on conversion of $15,167 was recognized.  On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 3,791,800 shares of common stock (see Note 12) at a loss of $3,792.  The note was fully converted as of December 31, 2013.

On November 13, 2012, the Company entered into a note with Evolution for $75,000. The note has an interest rate of 12% and matured on November 23, 2012. This note is in default.

On November 15, 2012, the Company entered into a note with Harmon for $10,000 related to accrued payroll. The note has an interest rate of 12% and matured on November 25, 2012. This note is in default.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 15,113,467 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $6,045 on the conversion.  On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 26,351,200 shares of common stock (see Note 12) at a 50% discount, $0.00025, at a loss on conversion of $19,763.  The balance as of December 31, 2013 was $0.

On November 20, 2012, Sazer purchased $8,500 of the Kline note dated April 6, 2010. On November 23, 2012, Sazer converted $3,250 of principal and $4 of accrued interest of the note into 9,297,943 shares of common stock (see Note 12) at a 50% discount, $0.00035, at a loss on conversion of $6,044 on the conversion.  On February 11, 2013, Sazer converted $5,250 of principal and $145 of accrued interest of the note into 10,790,800 shares of common stock (see Note 12) at a 50% discount, $0.00025, at a loss on conversion of $5,395.  As of December 13, 2012, the balance of the note was $0.

On November 26, 2012, the Company entered into a note with Kline for $23,500. The note has an interest rate of 12% and matured on November 30, 2012. This note is in default.

On November 26, 2012, the Company entered into a note with TOL for $15,400. The note has an interest rate of 12% and matured on December 3, 2012. This note is in default.

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 37,916,667 shares of common stock at a conversion rate of $0.006 (see Note 12).  A loss on conversion of $15,167 was recognized.  On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 25,917 shares of common stock (see Note 12) at a loss of $5,183.  On February 20, 2013, Southridge converted $20,255 of the principal into 405,042 shares of common stock (see Note 12) at a 50% discount, $0.05. A loss on conversion of $60,753 was recognized.  On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 101,275 shares of common stock (see Note 12) at a loss of $60,753.  On February 27, 2013, Southridge converted $12,150 of the principal into 303,750 shares of common stock (see Note 12) at a 50% discount, $0.40. A loss on conversion of $48,600 was recognized.  On March 12, 2013, Southridge converted $24,430 of the principal into 610,750 shares of common stock (see Note 12) at a 50% discount, $0.40. A loss on conversion of $97,720 was recognized.  On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 203,584 shares of common stock (see Note 12) at a loss of $40,717.  On March 18, 2013, Southridge converted $12,990 of the principal into 433,000 shares of common stock (see Note 12) at a 50% discount, $0.03. A loss on conversion of $73,610 was recognized.  On March 22, 2013, Southridge converted $19,100 of the principal into 636,667 shares of common stock (see Note 12) at a 50% discount, $0.03. A loss on conversion of $108,233 was recognized.  On April 1, 2013, Southridge converted $13,010 of the principal into 650,500 shares of common stock (see Note 12) at a 50% discount, $0.02. A loss on conversion of $58,545 was recognized.  On April 1, 2013, under the reset clause of the note, Southridge was issued an additional 318,334 shares of common stock (see Note 12) at a loss of $63,667.  On April 10, 2013, Southridge converted $9,440 of the principal into 944,000 shares of common stock (see Note 12) at a 50% discount, $0.01. A loss on conversion of $89,680 was recognized.  On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 12) at a 50% discount, $0.01. A loss on conversion of $105,688 was recognized.  On April 22, 2013, Southridge converted $9,975 of the principal into 997,500 shares of common stock (see Note 12) at a 50% discount, $0.01. A loss on conversion of $94,763 was recognized.  As of December 31, 2013, the principal balance of the note was $0.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. On February 11, 2013, Southridge converted $14,400 of the note into 81,008,219 shares of common stock (see Note 12) at a 50% discount, $0.00025. A loss on conversion of $66,608 was recognized.  On October 3, 2013, Southridge converted $1,585 of principal and $52 of accrued interest of the note into 2,406,639 shares of common stock (see Note 12).  On October 11, 2013, Southridge converted $1,563 of principal and $73 of accrued interest of the note into 2,405,268 shares of common stock (see Note 12).  On October 28, 2013 converted $6,530 of principal and $53 of accrued interest of the note into 13,714,282 shares of common stock (see Note 12).  On October 25, 2013, Southridge converted $3,805 of principal and $38 of accrued interest of the note into 13,724,384 shares of common stock (see Note 12).  On November 1, 2013, Southridge converted $3,265 of the note into 13,725,295 shares of common stock (see Note 12) at a 50% discount, $0.00024.  A loss on conversion of $4,941 was recognized.  On November 12, 2013, Southridge converted $2,710 of the note into 13,719,376 shares of common stock (see Note 12) at a 50% discount, $0.0002.  A loss on conversion of $4,116 was recognized.  On November 20, 2013, Southridge converted $2,180 of the note into 13,734,430 shares of common stock (see Note 12) at a 50% discount, $0.00016.  A loss on conversion of $6,043 was recognized.  On November 22, 2013, Southridge converted $2,192 of the note into 13,718,399 shares of common stock (see Note 12) at a 50% discount, $0.00016.  A loss on conversion of $19,755 was recognized.  On November 25, 2013, Southridge converted $2,285 of the note into 14,295,336 shares of common stock (see Note 12) at a 50% discount, $0.00016.  A loss on conversion of $29,162 was recognized.  As of December 31, 2013, the balance of the note was $0.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 9,438,367 shares of common stock (see Note 12) at a 50% discount, $0.0006, at a loss on conversion of $3,775.  On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 152,466 shares of common stock (see Note 12) at a 50% discount, $0.10, at a loss on conversion of $15,247.  On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 89,003 shares of common stock (see Note 12) at a 50% discount, $0.05, at a loss on conversion of $13,350.  As of December 31, 2013, the note had a balance of $0.

On December 7, 2012, the Company entered into a note with TOL for $25,000. The note has an interest rate of 12% and matured on December 14, 2012. This note is in default.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 89,144 shares of common stock (see Note 12) at a 50% discount, $0.114, at a loss on conversion of $7,738.  On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 101,795 shares of common stock (see Note 12) at a 50% discount, $0.106, at a loss on conversion of $9,508.  On January 18, 2013, WHC converted $10,700 of the note into 107,000 shares of common stock (see Note 12) at a 50% discount, $0.05, at a loss on conversion of $10,700.  On February 5, 2013, WHC converted $3,673 of the note into 55,098 shares of common stock (see Note 8) at a 50% discount, $0.0666, at a loss on conversion of $7,346.  As of December 31, 2013, the note had a balance of $0.

On December 14, 2012, the Company entered into a note with TOL for $35,000. The note has an interest rate of 12% and matured on December 18, 2012. This note is in default.

On December 21, 2012, the Company entered into a convertible note with Asher in the amount of $53,000. The note matures on September 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $3,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $91,379. The Company therefore is accreting a premium of $38,379 into interest expense over the 180 day period to the first conversion date of the note. The funding of the note was on January 2, 2013 therefore the $50,000 was recorded as a receivable (see Note 12).  On December 5, 2013, Asher converted $3,150 into 9,000,000 shares of common stock (see Note 12) at a conversion rate of $0.00035.  A loss of $3,150 was recognized.  On December 16, 2013, Asher converted $5,000 into 21,739,130 shares of common stock at a conversion price of $0.00023.  A loss on conversion of $8,043 was recognized.  On December 19, 2013, Asher converted $5,000 into 21,739,130 shares of common stock at a conversion price of $0.00023.  A loss on conversion of $1,522 was recognized.  On January 2, 2014, Asher converted $5,000 into 21,739,130 shares of common stock at a conversion price of $0.00023 (see Note 15).  A loss on conversion of $3,696 will be recognized.  On January 10, 2014, Asher converted $5,640 into 47,000,000 shares of common stock at a conversion price of $0.00012 (see Note 15).  A loss on conversion of $8,460 will be recognized.  On January 22, 2014, Asher converted $5,175 into 51,750,000 shares of common stock at a conversion price of $0.0001 (see Note 15).  A loss on conversion of $10,350 will be recognized.  On January 28, 2014, Asher converted $5,175 into 51,750,000 shares of common stock at a conversion price of $0.0001 (see Note 15).  A loss on conversion of $10,350 will be recognized.  On January 30, 2014, Asher converted $5,175 into 51,750,000 shares of common stock at a conversion price of $0.0001 (see Note 15).  A loss on conversion of $10,350 will be recognized.  On February 7, 2014, Asher converted $3,105 into 51,750,000 shares of common stock at a conversion price of $0.00006 (see Note 15).  A loss on conversion of $2,070 will be recognized.  On February 11, 2014, Asher converted $3.105 into 51.750.000 shares of common stock at a conversion price of $0.00006 (see Note 15).  A loss on conversion of $7,245 will be recognized.  On February 14, 2014, Asher converted $1,265 of principal and accrued interest of $2,120 into 56,416,667 shares of common stock at a conversion price of $0.00006 (see Note 15).  A loss on conversion of $2,257 will be recognized.  As of December 31, 2013, the balance was $39,850.

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 12) at a 50% discount, $0.09. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 127,500 shares of common stock (see Note 12) at a 50% discount, $0.06. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 115,000 shares of common stock (see Note 12) at a 50% discount, $0.05. A loss on conversion of $17,250 was recognized.  On March 5, 2013, Southridge converted $20,375 of the note into 509,375 shares of common stock (see Note 12) at a 50% discount, $0.04. A loss on conversion of $81,500 was recognized.  On May 4, 2013, Southridge converted $8,525 of the note into 852,500 shares of common stock (see Note 12) at a 50% discount, $0.01. A loss on conversion of $80,988 was recognized.  The principal balance of the note as of December 31, 2013 was $0.

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

On January 31, 2013, the Company entered into a convertible note with Asher in the amount of $32,500. The note matured on November 4, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note. On February 20, 2014, Asher converted $9,100 into 113,750,000 shares of common stock at a conversion price of $0.00008 (see Note 15).  A loss on conversion of $13,650 will be recognized.  On February 24, 2014, Asher converted $13,700 into 114,166,667 shares of common stock at a conversion price of $0.00012 (see Note 15).  A loss on conversion of $9,133 will be recognized.  On February 27, 2014, Asher converted $9,700 of principal and accrued interest of $1,300 into 91,666,667 shares of common stock at a conversion price of $0.00012 (see Note 15).  A loss on conversion of $16,500 will be recognized.

On February 15, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from January 1, 2013 through February 15, 2013. The note has an interest rate of 12% and matured on February 25, 2013. The note was in default as of the date of this Report.

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000. On February 26, 2013, Momoma Capital converted $13,100 of the principal and $1,825 of accrued interest of the note into 213,210 shares of common stock (see Note 12) at a 50% discount, $0.07, at a loss on conversion of $27,717. On April 3, 2013, Momoma Capital converted $11,900 of the principal and $1,658 of accrued interest of the note into 484,209 shares of common stock (see Note 12) at a 50% discount, $0.028, at a loss of $41,642. As of December 31, 2013, the balance of the note was $0.

On February 27, 2013, the Company entered into a note with Evolution for $20,255. The note has an interest rate of 12% and matured on March 1, 2013. The note is in default.

On March 11, 2013, the Company entered into a note with Evolution for $36,580. The note has an interest rate of 12% and matured on March 15, 2013. The note is in default.

On March 22, 2013, the Company entered into a note with Evolution for $19,100. The note has an interest rate of 12% and matured on March 25, 2013. The note is in default.

On March 28, 2013, the Company entered into a note with Evolution for $62,650. The note has an interest rate of 12% and matured on April 1, 2013. The note is in default.

On March 31, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from February 16, 2013 – March 31, 2013. The note has an interest rate of 12% and matured on April 10, 2013. The note is in default.

On April 1, 2013, the Company entered into a note with Harmon for $10,138 in regards to accounts payable due to Harmon as of April 1, 2013.  The note has an interest rate of 12% and matured on April 10, 2013. The note is in default.

On November 14, 2013, the Company entered into a consulting agreement with Lakeport for one year to provide accounting and administrative services including the preparation of SEC filings.  The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month.  A note will be prepared on the first day of each month for that month’s service.  For November 2013, the note was dated November 14, 2013.  Each note bears interest of 12% per annum and has a term of two months.  Each note is convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period sixty days prior to conversion.  On November 14, 2013, the Company issued a note for $5,000.  See Note 15.

On November 14, 2013, the Company entered into a consulting agreement with Thomas Carluccio, Jr. for one year to marketing, operations and administrative services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. A note will be prepared on the first day of each month for that month’s service. For November 2013, the note was dated November 14, 2013. The note bears interest of 12% per annum and each note will have a term of two months. The notes are convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period sixty days prior to conversion. On November 14, 2013, the Company issued a note to Thomas Carluccio, Jr. for $5,000. See Note 15.

On November 14, 2013, the Company entered into an addendum to Sergio Pinon’s employment agreement for a one year period to provide management, operations, marketing and administrative services in lieu of employee compensation as previously agreed to in the employment agreement. Mr. Pinon has received common stock of the Company for a majority of 2013 while serving as chief executive officer, interim chief financial officer, and director. The addendum provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. A note will be prepared on the first day of each month for that month’s service. For November 2013, the note was be dated November 14, 2013. Each note will bear interest of 12% per annum and each note will have a term of two months. Each note is convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period sixty days prior to conversion. On November 14, 2013, the Company issued a note for $5,000. See Notes 11 and 15.

On December 1, 2013, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 15.

On December 1, 2013, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 15.

On December 1, 2013, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 15.

On December 17, 2013, the Company entered into a note with Lakeport for $45,000. The note will bear interest of 12% per annum and each note will have a term of two months. The notes are convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period of the inception of the note until conversion.

NOTE 8 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	December 31, 2013	December 31, 2012

Volatility	251% - 257%	251%	251%
Expected Term	0.17 - 0.5 years	0.08 - 0.46 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.315%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2013:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011 (gain) loss	(73,402
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012 (gain) loss	(368,762)
Embedded conversion option derivative liability fair value on December 31, 2012	64,285
Change in fair value in 2013 (gain) loss	(10,715
Embedded conversion option derivative liability fair value on December 31, 2013	$53,570

NOTE 9 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31,
	2013	2012

Accrued payroll	$-	$8,491
Accrued interest	388,879	240,449
Other accrued expenses	-	170
Total	$388,879	$249,110

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert D. Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. The Company has not responded to that lawsuit. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer. On August 30, 2013, a judgment was awarded to Dr. Salie.

In March 2013, ASC Recap, LLC (“ASC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, Case No. 2012-CA-4074. ASC has contracted with various note holders of the Company to acquire approximately $1,481,830 of Company debt and subsequently converting the debt to common stock of the Company pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on May 14, 2013 and the arrangement was approved.

Lease Commitment

The Company does not have any lease commitments. Previously, the Company had a long-term office lease which was cancelled.

Rent expense for continuing operations in 2013 and 2012 was $34,353 and $43,187, respectively.

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

NOTE 11 – RELATED PARTIES

Bruce Harmon, former CFO and Chairman of the Company, is a note holder of the Company (see Note 7).  Line of credit and notes payable of $519,738 and $427,590 was due to our CFO’s company and himself personally at December 31, 2013 and December 31, 2012, respectively, for advances to the Company.  At December 31, 2013 and December 31, 2012, the Company had accounts payable to Mr. Harmon of $0 and $14,681, respectively, and accrued interest of $18,475 and $33,563, respectively.  The 2013 balance is not reflected as a related party.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock.  Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 250,000 shares of restricted common stock.  See Note 12.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, P.C. (“Vincent & Rees”), legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock.  Mr. Rees is a director of the Company.  See Note 12.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock (see Note 12).

April 8, 2013, Harmon converted accounts payable of $9,301 into 155,025 shares of common stock at a conversion rate of $0.06.  See Note 12.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock.  See Note 12.

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock.  See Note 12.

On April 25, 2013, 1,150,000 shares of S-8 common stock were issued to Pinon and Harmon (575,000 and 575,000 shares, respectively), in lieu of payroll for April and May 2013 (see Note 12).

On May 22, 2013, 2,199,772 shares of S-8 common stock were issued to Pinon and Harmon (1,099,886 and 1,099,886 shares, respectively), in lieu of payroll for June and July 2013.  Harmon had his 1,099,886 shares cancelled to facilitate a note conversion by a third party as the remaining available shares from the authorized amount of shares were not sufficient.  Harmon’s shares were issued on August 15, 2013.

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll (see Note 12).  The shares were recorded at an expense of $55,000.

On November 14, 2013, the Company entered into an addendum to the employment agreement with Sergio Pinon for one year to provide various services including serving as chief executive officer, interim chief financial officer and director.  The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month.  The Company issued notes on November 14, 2013, December 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, each for $5,000.  See Notes 7 and 15.

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

On January 3, 2013, 89,144 shares were issued to WHC which were recorded as issuable as of December 31, 2012 (see Note 7).

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 7), Southridge was issued an additional 94,792 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 94,792 shares of common stock (see Note 7) at a 50% discount, $0.12. A loss on conversion will be recognized.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 189,584 shares of common stock (see Note 7) at a 50% discount, $0.12. A loss on conversion will be recognized. Due to the deficiency of available shares to be issued at the time, the Company issued 60,000 shares on January 10, 2013 and the remaining 12,984 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 7), Star City was issued an additional 18,771 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 7), Southridge was issued an additional 18,959 shares of common stock.

On January 11, 2013, 101,790 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 (see Note 7) which was recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 107,000 shares of common stock (see Note 7) at a 50% discount, $0.05.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 152,466 shares of common stock (see Note 7) at a 50% discount, $0.05.

On January 24, 2013, 71,392 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 (see Note 7) which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 312,223 shares of common stock (see Note 7) at a 50% discount, $0.09.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 7), Star City was issued an additional 18,771 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 25,917 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013 (see Note 7), Southridge was issued an additional 89,207 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 127,500 shares of common stock (see Note 7) at a 50% discount, $0.06.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 55,098 shares of common stock (see Note 7) at a 50% discount, $0.0334.

On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 115,000 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 131,756 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012 (see Note 7), Mauriello was issued an additional 71,392 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 53,954 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 405,042 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 414,871 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 405,100 shares of common stock (see Note 7) at a 50% discount, $0.05.

On February 26, 2013, Momoma Capital converted the $14,925 into 213,210 shares of common stock at a discount of 30%, $0.07 (see Note 7).

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 101,275 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 303,750 shares of common stock (see Note 7) at a 50% discount, $0.04.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 509,375 shares of common stock (see Note 7) at a 50% discount, $0.04.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock.  Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 250,000 shares of restricted common stock.  The issuance was valued at $30,000 each for Mr. Pinon and Mr. Harmon.  See Note 11.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock. The issuance was valued at $30,000.  Mr. Rees is a director of the Company.  See Note 11.

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 610,750 shares of common stock (see Note 4) at a 50% discount, $0.04.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 203,584 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 433,000 shares of common stock (see Note 7) at a 50% discount, $0.03.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 636,667 shares of common stock (see Note 7) at a 50% discount, $0.03.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 535,715 shares of common stock (see Note 7) at a 30% discount, $0.028.

On April 1, 2013, Southridge converted $13,010 of the note dated November 30, 2012, into 650,500 shares of common stock (see Note 7) at a 50% discount, $0.02.

On April 1, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 7), Southridge was issued an additional 318,334 shares of common stock.

On April 3, 2013, Momoma Capital converted $11,900 of principal and $1,658 of accrued interest of the note dated February 26, 2013, into 484,209 shares of common stock (see Note 7) at a 50% discount, $0.028.

On April 4, 2013, Susan Jones was issued 10,000 shares of common stock in exchange for 1,190,476 of Series E preferred stock.  The Series E preferred stock had super voting rights and, to compensate Susan Jones for those super voting rights, the Company issued the additional 4,047 shares of common stock.

April 8, 2013, Harmon converted accounts payable of $9,301 into 155,025 shares of common stock at a conversion rate of $0.06 (see Note 11).

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock (see Note 11).

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock (see Note 11).

On April 10, 2013, Southridge converted $9,440 of the note dated November 30, 2012, into 944,000 shares of common stock (see Note 7) at a 50% discount, $0.01.

On April 15, 2013, Southridge converted $11,125 of the note dated November 30, 2012, into 1,112,500 shares of common stock (see Note 7) at a 50% discount, $0.01.

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

On April 22, 2013, Southridge converted $9,975 of the note dated November 30, 2012, into 997,500 shares of common stock (see Note 7) at a 50% discount, $0.01.

On April 25, 2013, 1,533,709 shares of S-8 common stock were issued to Pinon (see Note 11), Harmon (see Note 11), Thomas Carluccio, Jr. (“Carluccio”), and Melissa Valido (“Valido”) (575,000, 575,000, 217,375 and 166,334 shares, respectively), in lieu of payroll for April and May 2013.  The issuances were recorded at a cost of $20,000, $20,000, $7,500, and $5,000, respectively.

On May 4, 2013, Southridge converted $8,525 of the note dated December 28, 2012, into 852,500 shares of common stock (see Note 7) at a 50% discount, $0.01.

On May 1, 2013, Asher converted $5,800 of the note dated October 24, 2012, into 483,334 shares of common stock (see Note 7) at a 42% discount, $0.012.

On May 17, 2013, Buko-Evolution, LLC converted $10,000 of the note dated October 26, 2011, into 938,287 shares of common stock (see Note 7) at a 50% discount, $0.01.

On May 22, 2013, 3,119,292 shares of S-8 common stock were issued to Pinon (see Note 11), Harmon (see Note 11), Carluccio, and Valido (1,099,886, 1,099,886, 511,447, and 408,074 shares, respectively), in lieu of payroll for June and July 2013.  Harmon had his 1,099,886 shares cancelled to facilitate a note conversion by a third party as the remaining available shares from the authorized amount of shares were not sufficient.  Harmon’s shares were issued on August 15, 2013.

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll (see Note 11).  The shares were recorded at an expense of $55,000.

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

On September 15, 2013, Southridge converted $1,885 of principal and $314 of accrued interest of the note dated December 4, 2012, into 2,199,091 shares of common stock (see Note 7) at a 50% discount, $0.001.

On September 25, 2013, Southridge converted $1,855 of principal and $92 of accrued interest of the note dated December 4, 2012, into 2,212,450 shares of common stock (see Note 7) at a 50% discount, $0.0009.

On October 3, 2013, Southridge converted $1,585 of principal and $52 of accrued interest of the note dated December 4, 2012, into 2,406,639 shares of common stock (see Note 4).

On October 4, 2013, Hansen converted $1,500 of the note dated December 12, 2011, into 1,004,689 shares of common stock (see Note 7) at a discounted conversion price of $0.00149.

On October 9, 2013, Asher converted $1,000 of the note dated October 24, 2012, into 1,000,000 shares of common stock (see Note 7) at a discounted conversion price of $0.001.

On October 11, 2013, Southridge converted $1,563 of principal and $73 of accrued interest of the note dated December 4, 2012, into 2,405,268 shares of common stock (see Note 4).

On October 15, 2013, the Company issued 50,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll.  The shares were valued at $50,000.

On October 15, 2013, the Company issued 25,000,000 shares of common stock to Bruce Harmon, a consultant to the Company, as compensation for his services.  The shares were valued at $25,000.

On October 16, 2013, the Company issued 12,756,800 shares of common stock to Bruce Harmon in regards to his investment in the Company for the payment of $14,501 for a credit card liability of the Company.  The shares were issued at a discount of 25% based on the restriction.

On October 18, 2013, Southridge converted $6,530 of principal and $53 of accrued interest of the note dated December 4, 2012, into 13,714,282 shares of common stock (see Note 4).

On October 25, 2013, Southridge converted $3,805 of principal and $38 of accrued interest of the note dated December 4, 2012, into 13,724,384 shares of common stock (see Note 4).

On October 28, 2013, Asher converted $2,300 of the note dated October 24, 2012, into 4,791,667 shares of common stock (see Note 7) at a discounted conversion price of $0.00048.

On October 31, 2013, the Company entered into a settlement with Dr. Jason Cohen in regards to his guaranteed value associated with his purchase in 2011 of a convertible note and simultaneous conversion into common stock.  The guarantee was for $25,000.  As Dr. Cohen had not realized the agreed upon value, the Company and Dr. Cohen agreed to release the guarantee with the issuance of an additional 25,000,000 shares of common stock to Dr. Cohen. The shares issued were valued at $25,000.

On November 1, 2013, Southridge converted $3,265 of principal and $29 of accrued interest of the note dated December 4, 2012, into 13,725,295 shares of common stock (see Note 7) at a 50% discount, $0.00024.

On November 8, 2013, Asher converted $1,695 of the note dated October 24, 2012, into 4,842,857 shares of common stock (see Note 7) at a discounted conversion price of $0.00035.

On November 12, 2013, Southridge converted $2,710 of principal and $34 of accrued interest of the note dated December 4, 2012, into 13,719,376 shares of common stock (see Note 7) at a 50% discount, $0.0002.

On November 13, 2013, Asher converted $3,150 of the note dated October 24, 2012, into 10,862,069 shares of common stock (see Note 7) at a discounted conversion price of $0.00029.

On November 18, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 7) at a discounted conversion price of $0.00027.

On November 20, 2013, Southridge converted $2,180 of principal and $18 of accrued interest of the note dated December 4, 2012, into 13,734,430 shares of common stock (see Note 7) at a 50% discount, $0.00016.

On November 20, 2013, the Company ordered the issuance of 115,155,000 shares of common stock to Harmon for the conversion of $69,093 of accrued interest for various notes payable to Harmon and Lakeport, a company solely owned by Harmon.  This conversion was approved by the board of directors on September 15, 2013 for interest through that date.  The order was not processed until November 20, 2013.

On November 20, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 7) at a discounted conversion price of $0.00027.

On November 22, 2013, Southridge converted $2,192 of principal and $3 of accrued interest of the note dated December 4, 2012, into 13,718,399 shares of common stock (see Note 7) at a 50% discount, $0.00016.

On November 25, 2013, Southridge converted $2,285 of principal and $2 of accrued interest of the note dated December 4, 2012, into 14,295,336 shares of common stock (see Note 7) at a 50% discount, $0.00016.

On November 25, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 7) at a discounted conversion price of $0.00027.

On November 25, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 7) at a discounted conversion price of $0.00027.

On December 2, 2013, Asher converted $8,060 of the note dated October 24, 2012, into 21,783,784 shares of common stock (see Note 7) at a discounted conversion price of $0.00037.

On December 5, 2013, Asher converted $3,150 of the note dated October 24, 2012, into 9,000,000 shares of common stock (see Note 7) at a discounted conversion price of $0.00035.

On December 6, 2013, the Company issued ASC 30,000,000 under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $15,000 based on the per share price of $0.0005.

On December 10, 2013, Buko-Evolution converted $3,500 of the note dated October 26, 2011, into 10,606,060 shares of common stock (see Note 7) at a discounted conversion price of $0.0004.

On December 16, 2013, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 7) at a discounted conversion price of $0.00023.

On December 19, 2013, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 7) at a discounted conversion price of $0.00023.

On December 20, 2013, the Company issued ASC 39,000,000 under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $15,600 based on a per share price of $0.0004.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the year ended December 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	31,526	$24.00
Granted	0	$0.00
Reclassification	0	$0.00

Outstanding and exercisable at December 31, 2013	31,526	$24.00	2.82	$-

Weighted Average Grant Date Fair Value		$4.00

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

The Company has granted warrants to employees. Warrant activity for employees the year ended December 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,092	$50.00
Forfeited	0	$0.00
Reclassification	0	$$ 0.00

Outstanding at December 31, 2013	1,092	$50.00	1.37	$-

Exercisable at December 31, 2013	1,092	$50.00

Weighted Average Grant Date Fair Value		$16.00

On March 26, 2012, three officers and/or directors, as a directive from the board of directors, forfeited 1,225,000 warrants for common stock in exchange for 1,225,000 shares of common stock. The Company recorded additional expense of $520 on the transaction.

Stock Options

eLayaway.com, Inc. approved the 2009 Stock Option Plan which had 29,155 options issued to management. As a condition of the reverse merger, these options were forfeited and the 2009 Stock Option Plan was discontinued at the time of the reverse merger in April 2010. The Company approved the 2010 Stock Option Plan in July 2010 under which 75,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the year ended December 31, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	6,815	$23.80
Granted	0	$
Forfeited	0	$

Outstanding at December 31, 2013	6,815	$23.80	6.97	$-

Exercisable at December 31, 2013	3,907	$16.00

Weighted Average Grant Date Fair Value		$6.00

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

NOTE 13 – INCOME TAX

For the fiscal year 2012 and 2013, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2013 and 2012, the Company has net operating loss carry forwards of approximately $4,486,000 and $3,445,000, respectively. The carry forwards expire through the year 2031. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2013	2012

Tax expense (benefit) at the statutory rate	$(1,550,404)	$(972,858)
State income taxes, net of federal income tax benefit	(25,976)	(55,256)
Stock compensation and fee	1,307,100	455,308
Change in valuation allowance	269,280	572,806

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012, respectively, are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforward	$756,534	$1,040,923
Stock options	100,574	100,574
Amortization of website and trademarks	43,855	58,887
Total gross deferred tax assets	916,872	1,200,384
Less: Deferred tax asset valuation allowance	(908,917)	(1,192,787)
Total net deferred tax assets	7,955	7,597

Deferred tax liabilities:
Depreciation	(7,955)	(7,597)
Total deferred tax liabilities	(7,955)	(7,597)

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2013 and 2012 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $908,917 and $1,192,787 as of December 31, 2013 and 2012, respectively. The decrease in valuation allowance in 2013 was $283,870.

NOTE 14 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2013. There have been no losses in these accounts through December 31, 2013.

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

NOTE 15 – SUBSEQUENT EVENTS

On November 14, 2013, the Company entered into a consulting agreement with Lakeport for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Note 7.

On November 14, 2013, the Company entered into a consulting agreement with Thomas Carluccio, Jr. for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Note 7.

On November 14, 2013, the Company entered into an addendum to the employment agreement with Sergio Pinon for one year to provide various services including serving as chief executive officer, interim chief financial officer and director. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Notes 7 and 11.

On January 2, 2014, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 7) at a discounted conversion rate of $0.00023.

On January 10, 2014, Asher converted $5,640 of the note dated December 21, 2012, into 47,000,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00012.

On January 22, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.0001.

On January 28, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.0001.

On January 28, 2014, the Company issued ASC 76,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $15,200 based on a per share price of $0.0002.

On January 30, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.0001.

On February 5, 2014, the Company issued ASC 93,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $9,300 based on a per share price of $0.0001.

On February 7, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00006.

On February 11, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00006.

On February 13, 2014, the Company issued ASC 113,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $33,900 based on a per share price of $0.0003.

On February 14, 2014, Asher converted $1,265 of principal and $2,120 of accrued interest of the note dated December 21, 2012, into 56,416,667 shares of common stock (see Note 7) at a discounted conversion rate of $0.00006.

On February 20, 2014, Asher converted $9,100 of the note dated January 31, 2013, into 113,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00008.

On February 24, 2014, Asher converted $13,700 of the note dated January 31, 2013, into 114,166,667 shares of common stock (see Note 7) at a discounted conversion rate of $0.00012.

On February 24, 2014, the Company issued ASC 141,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $42,300 based on a per share price of $0.0003.

On February 26, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00016.

On February 27, 2014, Asher converted $9,700 of principal and $1,300 of accrued interest of the note dated January 31, 2013, into 91,666,667 shares of common stock (see Note 7) at a discounted conversion rate of $0.00012.

On March 4, 2014, the Company issued ASC 178,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $35,600 based on a per share price of $0.0002.

On March 6, 2014, KAJ sold the remaining principal balance of $10,000 and accrued interest of $8,200 to Southridge for $18,200 (see Note 7).

On March 7, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00016.

On March 12, 2014, the Company issued ASC 195,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $78,000 based on a per share price of $0.0004.

On March 17, 2014, Southridge converted $18,575 of the note acquired on March 6, 2014 into 185,750,000 shares of common stock.

On March 20, 2014, the Company issued ASC 239,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 10).  The shares were valued at $191,200 based on a per share price of $0.0008.

On March 24, 2014, the Company entered into a convertible note with Southridge for $20,000.  The note matures on February 28, 2015 and bears interest of 10% per annum.  The conversion rate is the lesser of $0.002 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day of conversion.

On March 27, 2014, ASC purchased the Hansen note (see Note 7) dated December 12, 2011.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 16, 2013, the Company dismissed the independent accounting firm of Salberg & Company, P.A. and engaged the independent accounting firm of DKM Certified Public Accountants.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting and has concluded that as of December 31, 2013, the Company’s controls over financial reporting were not effective. Specifically, management identified the following material weaknesses at December 31, 2013:

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

Changes in Internal Control over Financial Reporting

On November 9, 2012, Mr. Wittler resigned as a Director of the Company.

On July 24, 2013, Mr. Rees resigned as a Director of the Company.

On August 13, 2013, Mr. Harmon resigned as Chief Financial Officer and Director of the Company.

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

Name	Age	Position

Sergio A. Pinon	48	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors

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

Director Compensation

During the fiscal years ended December 31, 2013 and 2012, our independent directors did not receive any compensation from us for their services except for John Wittler and David Rees being granted 75,000 and 25,000 warrants for common stock, respectively, in 2012. Mr. Wittler resigned in November 2012. Mr. Rees resigned in July 2013. Directors that were employees were not paid any fees for their role as director.

Directors’ and Officers’ Liability Insurance

eLayaway had directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions shortly after the date of the Merger. Such insurance will also insure eLayaway against losses which we may incur in indemnifying our officers and directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

Audit Committee

The Company does not have an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee.

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

						Option
			Deferred			and	All Other
			Compen-		Stock	Warrant	Compen-
Name and Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Sergio Pinon (1)
Chief Executive Officer	2013	$45,000	$-	$-	$64,998	$-	$-	$109,998
and Vice-Chairman	2012	$120,000	$-	$-	$50,400	$-	$-	$170,400

Bruce Harmon (2)
Former Chief Financial	2013	$-	$-	$-	$64,998	$-	$-	$64,998
Officer and Chairman	2012	$30,000	$-	$-	$140,400	$-	$-	$170,400

Susan Jones (3)
Former Chief	2013	$-	$-	$-	$-	$-	$-	$-
Operating Officer	2012	$28,333	$-	$-	$30,000	$-	$-	$58,333

(1)
Mr. Pinon, a founder of the Company, served as a managing member of eLayaway, LLC until its conversion to a C corporation on September 1, 2009. On March 26, 2012, Mr. Pinon was granted 10,000 shares of common stock. On March 6, 2013, April 25, 2013, and May 22, 2013, Mr. Pinon was granted 250,000, 1,150,000, and 1,099,886 shares of common stock, respectively.

(2)
Mr. Harmon entered into an employment contract effective January 2010. On March 26, 2012, Mr. Harmon was granted 10,000 shares for 2012. Throughout 2012, Mr. Harmon converted accrued compensation of $90,000 into shares of Series E preferred stock. On March 6, 2013, April 25, 2013, and May 22, 2013, Mr. Pinon was granted 250,000, 1,150,000, and 1,099,886 shares of common stock, respectively. On August 13, 2013, Mr. Harmon resigned all positions with the Company.

(3)
Mrs. Jones was appointed as Chief Operating Officer in November 2011 and resigned in August 2012. She did not receive any compensation in 2011 as her pay was accrued due to the cash flow situation. Mrs. Jones was awarded 1,250 shares of common stock as part of her employment agreement. Mrs. Jones was also issued 1,250 options for common stock. On March 26, 2012, Mrs. Jones was issued 1,250 shares of common stock for 2012. Additionally, on March 26, 2012, Mrs. Jones converted $30,000 of accrued compensation into 1,190,476 shares of Series E preferred stock. On August 13, 2012, Mrs. Jones resigned all positions with the Company.

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

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2013.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

David Rees (2)	$-	$20,000	$-	$-	$-	$-	$20,000

(1)	Reflects the estimated fair value of the option award on the grant date using a Black-Scholes warrant pricing model.

(2)
Mr. Rees, corporate counsel for the Company, through his law firm, Vincent & Rees, P.C., received stock, which was distributed between various attorneys in the firm, in lieu of cash payment for 2013. Mr. Rees resigned as Director on July 24, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2013 (fiscal year end) and March 15, 2014 (due to significant change in ownership and shares outstanding) regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3111 Mahan Drive, Hillside Building, Suite 20 #121, Tallahassee, Florida 32308.

As of December 31, 2013
	Common Stock		Preferred Stock		All Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage	Number of	Percentage
Name of Beneficial Owner	Owned (1)	Owned (1)	Owned (1)	Owned (1)	Votes (1)	Owned (1)

Sergio A. Pinon (2)	61,383,643	10.0%	6,255	74.2%	111,402,468	16.8%

All officers and directors as a group (1 person)	61,383,643	10.0%	6,25	74.2%	111,402,468	16.8%

(1)
Applicable percentage of ownership is based on 611,799,184 total shares comprised of our common stock (611,790,755) and preferred stock (8,429) outstanding (as defined below) as of December 31, 2013. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2013 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership. As of December 31, 2013, due to the super voting rights of the Series E preferred stock (15:1) and of the Series G preferred stock (10,000:1), the total number of votes are 612,342,190 which includes all voting securities.

(2)	Officer and director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Lakeport Business Services, Inc. is wholly-owned by Bruce Harmon, our former CFO and Chairman.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants and Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

Years Ended December 31,
	2013 (a)	2012 (a)	2012 (b)
Category	$27,000	$33,500	$38,922
Audit Fees	-	-	-
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$27,000	$32,500	$38,922

(a) DKM Certified Public Accountants
(b) Salberg & Company, P.A.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$27,000	$71,422
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,000	$71,422

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1 (1)	Articles of Incorporation, as Amended
3.2 (3)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
3.4 (4)	Certificate of Designation of the Preferences and Rights of Series F Preferred Stock
3.5 (4)	Certificate of Designation of the Preferences and Rights of Series G Preferred stock
31.1 (4)
Certification of Principal Executive Officer and Principal Accounting Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (4)	Certification of Principal Executive Officer and Principal Accounting Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS (4)	XBRL Instance Document**
101.SCH (4)	XBRL Taxonomy Extension Schema Document**
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)	Previously filed with the Form 10-Q for the period ended June 30, 2011 and is incorporated herein by reference.
(3)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-148516) filed with the Securities and Exchange Commission on January 8, 2008.
(4)	Filed herewith
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

Date: March 31, 2014	By:	/s/ Sergio Pinon
Sergio A. Pinon
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Director