Form 10-Q
period 2014-03-31
eLayaway, Inc.
filed 2014-04-30
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of as of April 28, 2014 the registrant had 4,362,417,437 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1 Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets
Cash	$4,405	$3,115
Segregated cash for customer deposits	47,368	22,621

Total current assets	51,773	25,736

Property and equipment, net	1,010	1,225

Intangibles, net	3,305	3,413

Total assets	$56,088	$30,374

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$692,195	$851,613
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	245,252	65,000
Purchased liabilities, net	704,393	1,087,949
Accounts payable	121,152	137,165
Accounts payable to related parties	-	18,920
Accrued liabilities	447,217	388,879
Deposits received from customers for layaway sales	40,223	22,160
Derivative liability for insufficient shares	460,497	-
Embedded conversion option liability	-	53,570

Total current liabilities	2,710,929	2,625,256

Total liabilities	2,710,929	2,625,256

Commitments and contingencies (Note 5)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 15,712 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 9,448 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 50,000 shares designated, 3,429 and 39,699
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	3	3
Series F preferred stock, $0.001 par value, 50,000 shares designated, 0 and 49,243
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	-	-
Series G preferred stock, $0.001 par value, 5,000 shares designated, 5,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	5	5
Common stock, par value $0.001, 5,000,000,000 shares authorized, 3,208,914,758 and
616,486,756 shares issued, issuable and outstanding, respectively, and (56,250,000
and 366,805 shares issuable, respectively)	3,265,164	616,486
Additional paid-in capital	18,261,103	19,943,743
Accumulated deficit	(24,181,116)	(23,155,119)

Total shareholders' deficiency	(2,654,841)	(2,594,882)

Total liabilities and shareholders' deficiency	$56,088	$30,374

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Sales	$19,441	$67,613
Direct costs	4,989	11,295
Selling, general and administrative expenses
(includes $16,316 and $126,218 for the three months ended March 31,
2014 and 2013, respectively, of stock-based compensation
and settlements)	78,685	351,111
	-	-
Loss from continuing operations	(64,233)	(294,793)

Other income (expense)
Other income	-	-
Interest expense	(60,355)	(119,897)
Change in fair value of embedded conversion option liability	-	6,429
Gain on settlement of debt	1,000	-
Gain on extinguishment of debt	8,500	-
Derivative amortization	(133,251)	-
Loss on settlement of liability	(1,744)	-
Loss on issuance of common stock	-	(60,000)
Loss on conversion of debt into common stock	(775,914)	(984,611)
Total other income (expense), net	(961,764)	(1,158,079)

Net loss	$(1,025,997)	$(1,452,872)

Basic and diluted net loss per share	$(0.00)	$(0.25)

Weighted average shares outstanding
- basic and diluted	1,528,826,128	5,799,648

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(1,025,997)	$(1,452,872)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	215	323
Amortization of intangibles	108	108
Amortization of debt discounts to interest expense	168,936	32,768
Amortization of debt issue costs to interest expense	-	3,583
Loss on conversion of debt into common stock	775,914	984,611
Loss on issuance of stock	-	60,000
Amortization of stock-based prepaids	-	25,083
Accretion of put premium into interest expense	14,144	80,658
Gain on settlement of debt	(1,000)	-
Loss on settlement of liabilities	8,500	-
Change in fair value of embedded conversion option liability	-	(6,429)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	(24,747)	(47,188)
Other receivable	-	50,000
Prepaid expenses	-	40,749
Other assets	-	1,083
Accounts payable	2,737	502
Accounts payable to related parties	(18,920)	(802)
Accrued expenses	58,337	39,709
Deposits received from customers for layaway sales	18,063	(2,994)
Net cash used in operating activities	(23,710)	(191,108)

Cash flows from financing activities:
Proceeds from loans	25,000	207,085
Net cash provided by financing activities	25,000	207,085

Net increase (decrease) in cash	1,290	15,977

Cash at beginning of period	3,115	22,823

Cash at end of period	$4,405	$38,800

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Debt discounts for beneficial conversion features values	$114,501	$15,689

Conversion of notes into common stock	$102,715	$-

Conversion of liabilities into common stock	$3,420	$-

Derivative liability for insufficient shares	$460,497	$-

Debt discounts for loan fees	$-	$2,500

Conversion of liabilities to a related party into notes payable	$-	$82,010

Issuance of Series G preferred stock for services	$-	$1,000

Conversion of Series E preferred stock into common stock	$-	$(712)

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Reclassification of Balances

The Company reported certain liabilities in its Form 10-K for the period ended December 31, 2013 which were purchased by ASC Recap, LLC pursuant to the Joint Motion for Approval of Settlement Agreement and Stipulation (see Note 5), were reclassified for the period ended December 31, 2013 as reported on the current balance sheet. The reclassification resulted in a decrease in the line items “Notes and convertible notes, net of discounts and premiums” and “Notes, convertible notes, and lines of credit payable to related parties, net of discounts,” to a separate line item, “Purchased liabilities, net.” This reclassification is reflected on the balance sheet and the applicable Notes to Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiary (as of March 31, 2014), eLayaway.com. All significant inter-company balances and transactions have been eliminated in consolidation.

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
March 31, 2014
(unaudited)

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

We currently measure and report at fair value our derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$3,305	$-	$-	$3,305
Total Financial Assets	$3,305	$-	$-	$3,305

Following is a summary of activity through March 31, 2014 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2013	$3,413
Amortization of intangibles	(108)
Ending balance at March 31, 2014	$3,305

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$-	$-	$-	$-
Total Financial Assets	$-	$-	$-	$-

Following is a summary of activity through March 31, 2014 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2013	$53,570
Change in fair value during the period ended March 31, 2014	(53,570)
Ending balance at March 31, 2014	$-

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2014 consist of warrants to purchase 32,619 at March 31, 2014 shares of common stock, employee options to purchase 3,907 shares of common stock and convertible notes convertible into 745,379,048 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 7).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these unaudited consolidated financial statements were issued.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from operations of $1,025,997 (includes settlements and $775,914 of loss on conversion of notes payable) and used cash in operating activities of $23,710 for the three months ended March 31, 2014. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $2,659,156, $2,654,841 and $24,181,116, respectively, at March 31, 2014. In addition, the Company was in default on fifteen promissory notes totaling $764,001 at March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at March 31, 2014 and December 31, 2013, consists of the following:

Notes and Convertible Notes, Net of Discounts
Notes and convertible notes,
net of discounts	March 31, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Evolution Capital, LLC (1) (2)	-	-	-	-	11,500	-	-	11,500
Hanson Capital, LLC (1) (2)	-	-	-	-	98,500	-	-	98,500
Asher Enterprises, Inc. (2)	-	-	-	-	-	-	27,155	27,155
Asher Enterprises, Inc. (2)	-	-	-	-	39,850	-	38,379	78,229
Asher Enterprises, Inc. (2)	-	-	-	-	32,500	-	23,534	56,034
KAJ Capital, LLC (1) (2)	-	-	-	-	10,000	-	-	10,000
Robert Salie - Line of Credit (1) (2)	400,000	(2,805)	-	397,195	400,000	(2,805)	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
ASC Capital (2)	84,500	-	-	84,500	-	-	-	-
Total	$672,500	$(5,305)	$25,000	$692,195	$765,350	$(2,805)	$89,068	$851,613

(1) In default.
(2) Convertible.

NOTE: On the December 31, 2013 footnotes, certain liabilities were reported in this table and as of March 31, 2014, are presented in the table for Purchased Liabilities under the 3(a)(10) as shown below.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Notes, Convertible Notes, and Lines of Credit Payable to Related Parties, Net of Discounts

	March 31, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Bruce Harmon (1) (2)	$14,501	$-	$14,501	$29,002	$-	$-	$-	$-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	45,000	-	45,000	90,000	45,000	-	-	45,000
Lakeport Business Services, Inc. (1) (2)	25,000	(18,750)	25,000	31,250	-	-	-	-
Total	$134,501	$(23,750)	$134,501	$245,252	$65,000	$-	$-	$65,000

(1) In default.
(2) Convertible.

NOTE:  On the December 31, 2013 footnotes, certain liabilities were reported in this table and as of March 31, 2014, are presented in the table for Purchased Liabilities under the 3(a)(10) as shown below.

Purchased Liabilities under 3(a)(10), Net, of Notes and Convertible Notes, Net of Discounts

	March 31, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1)	$55,000	$-	$-	$55,000	$55,000	$-	$-	$55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	22,750	-	-	22,750
Evolution Capital, LLC (1)	20,255	-	-	20,255	20,255	-	-	20,255
Evolution Capital, LLC (1)	36,580	-	-	36,580	36,580	-	-	36,580
Evolution Capital, LLC (1)	12,990	-	-	12,990	12,990	-	-	12,990
Lakeport Business Services, Inc. - Line of Credit (1) (2) (3)	200,615	-	-	200,615	200,615	-	-	200,615
Bruce Harmon (1) (3)	157,260	-	-	157,260	157,260	-	-	157,260
Bruce Harmon (1) (3)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1) (3)	52,010	-	-	52,010	52,010	-	-	52,010
Bruce Harmon (1) (3)	15,000	-	-	15,000	15,000	-	-	15,000
Bruce Harmon (1) (3)	15,000	-	-	15,000	15,000	-	-	15,000
Bruce Harmon (1) (3)	10,138	-	-	10,138	10,138	-	-	10,138
Lakeport Business Services, Inc. (1) (3)	47,235	-	-	47,235	47,235	-	-	47,235
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
Total Purchased Liabilities	$1,087,949	$-	$-	$1,087,949	$1,087,949	$-	$-	$1,087,949
Less: Legal Liability to Purchase Notes	(383,556)	-	-	(383,556)	-	-	-	-
Total Purchased Liabilities, Net	$704,393	$-	$-	$704,393	$1,087,949	$-	$-	$1,087,949

(1) In default.
(2) Convertible.
(3) Related party.

NOTE:  The above notes were recorded in the separate tables (shown above), reflective of non-related parties and related parties, as noted.  The Legal Liability to Purchase Notes are proceeds that will be paid to the above parties as of March 31, 2014, but have yet to be paid to the parties.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On September 22, 2010, the Company issued a Promissory Note with the Salie Family Limited Partnership, which is controlled by Dr. Salie, for $50,000. The principal is due in one year or upon the receipt by the Company of $450,000 in common stock sales, whichever comes first. Interest accrues at the rate of 12%. As a condition of the financing, the Company issued 500 warrants in 2010 and, 125, 125, 125, 375, and 500 warrants in 2011 for common stock at the exercise price of $0.33, $0.25, $0.11, $0.11, $0.07, and $0.07 per share, respectively. The warrants have a five year life. The Company recorded $18,394 in 2010 and $23,500 in 2011 for the relative fair value of the warrants as a Debt Discount which was to be amortized over the term of the one year note. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 135% to 143%, interest rate 0.445% to 0.86%, expected term of 5 years and stock prices from $12.00 to $26.00. On October 29, 2010, as a condition of the Revolving Credit Agreement with Dr. Salie and due to the lack of performance by the Company, this note was amended to add a conversion feature at a price based on the 10 day VWAP of the Company as of January 10, 2011 or $20.00, whichever is greater. On January 10, 2011, the conversion rate was, based on the formula, set at $20.00. The modification of the note qualified as a debt extinguishment for accounting purposes due to the addition of the conversion feature and accordingly all remaining warrant debt discount on the modification date was expensed. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 5). On August 30, 2013, a judgment was awarded to Dr. Salie in the amount of $64,055, plus interest on the principal balances from January 25, 2013 until full payment, and legal fees for the plaintiff.

On October 29, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Dr. Salie in the amount of $250,000. This LOC was increased to $500,000 on February 9, 2011. The agreement, as extended in November 2011, expires on October 28, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012, the balance was $400,000. This LOC contains a conversion provision whereby the conversion price is $20.00 which was set on January 10, 2011. At that date the exercise price exceeded the quoted stock price and therefore there was no beneficial conversion value to record. On September 12, 2011, a portion of this LOC, $150,000, was purchased by a third party. Simultaneous with the acquisition of this portion of the LOC, that portion was converted to 7,500 shares of common stock (see Note 10 and 12). Dr. Salie loaned another $150,000 under the LOC in September 2011. The Company recorded $60,000 as a debt discount related to the beneficial conversion feature of the additional $150,000, which is amortized over the remaining term of the LOC. This note is in default. In January 2013, Dr. Salie filed a lawsuit regarding this note (see Note 5). On August 30, 2013, a judgment was awarded to Dr. Salie in the amount of $501,641, plus interest on the principal balances from January 25, 2013 until full payment, and legal fees for the plaintiff.

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of December 31, 2012 and December 31, 2012, the balance was $200,615 and $213,095, respectively. On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock. This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible. On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock. On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP. Additionally, the credit line was increased to $300,000. The modification of the LOC qualified as a debt extinguishment for accounting purposes. However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature. This note is in default. On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP. On December 20, 2013, ASC Recap was issued 39,000,000 shares of common stock in exchange for its partial purchase of $12,480 of the LOC (see Notes 7). As of December 31, 2013, the balance is $200,615.

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $18.00 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 278 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $18.00. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7). On August 27, 2012, Evolution converted $25,000 of this note into 16,234 shares of common stock at the discounted rate of $1.54 whereas the closing price on the previous day was $2.20. The Company recognized a loss on conversion of $10,714. In 2012, the ownership of the note was assigned to Buko-Evolution, LLC. On May 17, 2013, Buko-Evolution, LLC converted $10,000 into 938,287 shares of common stock (see Note 7) at a conversion rate of $0.01. A loss of $88,829 was recognized. On February 25, 2014, $1,800 of principal was converted into 25,714,290 shares of common stock (see Note 7) at a loss on conversion of $13,629. On February 26, 2014, $9,000 of principal was converted into 56,250,000 shares of common stock (see Note 7) at a loss on conversion of $7,875. On March 17, 2014, $9,000 of principal was converted into 56,250,000 shares of common stock (see Note 7) at a loss on conversion of $69,750. On March 26, 2014, $7,900 of principal was converted into 56,428,570 shares of common stock (see Note 7) at a loss on conversion of $54,171. As of March 31, 2014, this note is in default and has a balance of $11,500.

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

On January 30, 2012, the Company entered into a six month convertible note with KAJ Capital, LLC (“KAJ”), in the amount of $25,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $0.036 or 70% of the closing price prior to conversion. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The third party was issued 69,444 shares of restricted common stock in lieu of the fees. The shares were issued using the average of the closing price of the previous two days of $0.03 and $0.042. On March 28, 2013, KAJ converted $15,000 of the note into 535,715 shares of common stock (see Note 7) at a 30% discount, $0.028, at a loss on conversion of $92,143. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7). This note is in default as of December 31, 2013. On March 6, 2014, KAJ sold the remaining principal balance of $10,000 and accrued interest of $8,200 to Southridge for $18,200 which converted the entire balance into 185,750,000 shares of common stock (see Note 7).

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On March 30, 2012, the Company entered into a convertible promissory note with Southridge in the amount of $25,000, in exchange for legal services in regards to the Equity Purchase Agreement. The note is due on April 1, 2013 and can be converted at the option of the holder at any time after six months from the date of the note. The interest, which accrues, is at a rate of 8% per annum, and is convertible. The conversion feature is at the current market price, defined as the average of the two lowest closing bid prices, with a 30% discount. The note is considered a stock settlement debt since any future stock issued upon conversion will have a fair market value of $35,714. The Company therefore accreted a premium of $10,714 into interest expense over the six months to the first conversion date of the note. On February 26, 2013, Southridge sold the note principal of $25,000 to Momoma Capital, LLC (“Momoma Capital”).

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

On September 30, 2012, the Company entered into a note with Harmon, an officer of the Company. As part of an agreement whereas Harmon provided his personal guarantee to a liability of the Company, the Company purchased back 2,060,276 shares of Series E preferred stock (see Note 7) for the original conversion value of $157,260 and converted the liability into a note which matures on October 15, 2012 and accrues interest at the rate of 2% per annum. The Company recognized compensation expense of $150,461 in this transaction as the shares were valued at $6,799. This note is in default.

On October 22, 2012, Star City purchased $20,000 of the Kline note. On February 11, 2013, Star City converted $20,000 of principal and $744 of accrued interest of the note into 414,871 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $62,231. The balance as of March 31, 2014 is $0.

On October 23, 2012, the Company entered into a note with Kline for $75,000. The note has an interest rate of 12% and matured on October 31, 2012. This note is in default.

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note. On May 1, 2013, Asher converted $5,800 into 483,334 shares of common stock (see Note 7) at a conversion rate of $0.012. A loss of $52,703 was recognized. On October 9, 2013, Asher converted $1,000 into 1,000,000 shares of common stock (see Note 7) at a conversion rate of $0.001. A loss of $1,400 was recognized. On October 28, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 7) at a conversion rate of $.00048. A loss of $2,492 was recognized. On October 30, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 7) at a conversion rate of $0.00048. A loss of $2,013 was recognized. On November 8, 2013, Asher converted $1,695 into 4,842,857 shares of common stock (see Note 7) at a conversion rate of $0.00035. A loss of $1,695 was recognized. On November 13, 2013, Asher converted $3,150 into 10,862,069 shares of common stock (see Note 7) at a conversion rate of $0.00029. A loss of $4,453 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $5,742 was recognized. On November 20, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $3,575 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $20,908 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $20,908 was recognized. On December 2, 2013, Asher converted $8,060 into 21,783,784 shares of common stock (see Note 7) at a conversion rate of $0.00037. A loss of $7,189 was recognized. As of December 31, 2013, the note has a principal balance of $650.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 160,834 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 161,042 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, Southridge converted $11,375 of the note into 94,792 shares of common stock (see Note 7) at a 50% discount, $0.12. A loss on conversion of $15,167 was recognized. On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 18,959 shares of common stock (see Note 7) at a loss of $3,792. The note was fully converted as of March 31, 2014.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 75,568 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $6,045 on the conversion. On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 131,756 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $19,763. The balance as of March 31, 2014 is $0.

On February 11, 2013, under the reset clause of the note, Mauriello was issued an additional 71,392 shares of common stock (see Note 7) at a loss of $14,278. As of March 31, 2014, the note was fully converted.

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 189,584 shares of common stock (see Note 7) at a 50% discount, $1.20. A loss on conversion of $15,167 was recognized. On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 25,917 shares of common stock (see Note 7) at a loss of $5,183. On February 20, 2013, Southridge converted $20,255 of the principal into 405,042 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $60,753 was recognized. On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 101,275 shares of common stock (see Note 7) at a loss of $60,753. On February 27, 2013, Southridge converted $12,150 of the principal into 303,750 shares of common stock (see Note 7) at a 50% discount, $0.40. A loss on conversion of $48,600 was recognized. On March 12, 2013, Southridge converted $24,430 of the principal into 610,750 shares of common stock (see Note 7) at a 50% discount, $0.40. A loss on conversion of $97,720 was recognized. On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 203,584 shares of common stock (see Note 7) at a loss of $40,717. On March 18, 2013, Southridge converted $12,990 of the principal into 433,000 shares of common stock (see Note 7) at a 50% discount, $0.03. A loss on conversion of $73,610 was recognized. On March 22, 2013, Southridge converted $19,100 of the principal into 636,667 shares of common stock (see Note 7) at a 50% discount, $0.03. A loss on conversion of $108,233 was recognized. On April 1, 2013, Southridge converted $13,010 of the principal into 650,500 shares of common stock (see Note 7) at a 50% discount, $0.02. A loss on conversion of $58,545 was recognized. On April 1, 2013, under the reset clause of the note, Southridge was issued an additional 318,334 shares of common stock (see Note 7) at a loss of $63,667. On April 10, 2013, Southridge converted $9,440 of the principal into 944,000 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $89,680 was recognized. On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $105,688 was recognized. On April 22, 2013, Southridge converted $9,975 of the principal into 997,500 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $94,763 was recognized. As of March 31, 2014, the principal balance of the note was $0.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 405,042 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $66,608 was recognized. As of March 31, 2014, the principal balance of the note was $40,900.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 47,192 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $3,775 on the conversion. On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 152,466 shares of common stock (see Note 7) at a 50% discount, $0.10, at a loss on conversion of $15,247. On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 89,003 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $13,350. As of March 31, 2014, the note had a balance of $0.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 89,144 shares of common stock (see Note 7) at a 50% discount, $0.114, at a loss on conversion of $7,738. On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 101,795 shares of common stock (see Note 7) at a 50% discount, $0.106, at a loss on conversion of $9,508. On January 18, 2013, WHC converted $10,700 of the note into 107,000 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $10,700. On February 5, 2013, WHC converted $3,673 of the note into 55,098 shares of common stock (see Note 7) at a 50% discount, $0.0666, at a loss on conversion of $7,346. As of March 31, 2014, the note had a balance of $0.

On December 21, 2012, the Company entered into a convertible note with Asher in the amount of $53,000. The note matures on September 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $3,000 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $91,379. The Company therefore is accreting a premium of $38,379 into interest expense over the 180 day period to the first conversion date of the note. The funding of the note was on January 2, 2013 therefore the $50,000 was recorded as a receivable as of December 31, 2012. On January 2, 2014, Asher converted $5,000 of principal into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $3,696. On January 10, 2014, Asher converted $5,640 of principal into 47,000,000 shares of common stock (see Note 7) at loss of conversion of $8,460. On January 16, 2014, Asher converted $6,210 of principal into 51,750,000 shares of common stock (see Note 7) at loss of conversion of $9,315. On January 22, 2014, Asher converted $5,175 of principal into 51,750,000 shares of common stock (see Note 7) at loss of conversion of $10,350. On January 28, 2014, Asher converted $5,000 of principal into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $10,350. On January 30, 2014, Asher converted $5,000 of principal into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $10,350. On February 7, 2014, Asher converted $5,000 of principal into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $2,070. On February 11, 2014, Asher converted $5,000 of principal into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $7,245. On February 14, 2014, Asher converted $5,000 of principal and $2,120 of accrued interest into 21,739,130 shares of common stock (see Note 7) at loss of conversion of $2,257.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 7) at a 50% discount, $0.09. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 127,500 shares of common stock (see Note 7) at a 50% discount, $0.06. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 115,000 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $17,250 was recognized. On March 5, 2013, Southridge converted $20,375 of the note into 509,375 shares of common stock (see Note 7) at a 50% discount, $0.04. A loss on conversion of $81,500 was recognized. On May 4, 2013, Southridge converted $8,525 of the note into 852,500 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $80,988 was recognized. The principal balance of the note as of March 31, 2014 was $0.

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

On January 31, 2013, the Company entered into a convertible note with Asher in the amount of $32,500. The note matured on November 4, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $56,034. The Company therefore is accreting a premium of $23,534 into interest expense over the 180 day period to the first conversion date of the note. On February 20, 2014, Asher converted $9,100 into 113,750,000 shares of common stock at a conversion price of $0.00008 (see Note 7). A loss on conversion of $13,650 will be recognized. On February 24, 2014, Asher converted $13,700 into 114,166,667 shares of common stock at a conversion price of $0.00012 (see Note 7). A loss on conversion of $9,133 will be recognized. On February 27, 2014, Asher converted $9,700 of principal and accrued interest of $1,300 into 91,666,667 shares of common stock at a conversion price of $0.00012 (see Note 7). A loss on conversion of $16,500 was recognized.

On February 15, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from January 1, 2013 through February 15, 2013. The note has an interest rate of 12% and matured on February 25, 2013. The note was in default as of the date of this Report.

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000. On February 26, 2013, Momoma Capital converted $13,100 of the principal and $1,825 of accrued interest of the note into 213,210 shares of common stock (see Note 7) at a 50% discount, $0.07, at a loss on conversion of $27,717. On April 3, 2013, Momoma Capital converted $11,900 of the principal and $1,658 of accrued interest of the note into 484,209 shares of common stock (see Note 7) at a 50% discount, $0.028, at a loss of $41,642. As of March 31, 2014, the balance of the note was $0.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

Each note will bear interest of 12% per annum and each note will have a term of two months. Each note is convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period sixty days prior to conversion. On November 14, 2013, the Company issued a note for $5,000. See Notes 6.

On December 1, 2013, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On December 1, 2013, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On December 1, 2013, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

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

On November 14, 2013, the Company entered into a consulting agreement with Lakeport for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Note 7 and 9.

On November 14, 2013, the Company entered into a consulting agreement with Thomas Carluccio, Jr. for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Note 7 and 9.

On November 14, 2013, the Company entered into an addendum to the employment agreement with Sergio Pinon for one year to provide various services including serving as chief executive officer, interim chief financial officer and director. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. On January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, the Company issued four notes, each for $5,000. See Notes 6 and 9.

On January 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On January 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On January 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On January 2, 2014, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 7) at a discounted conversion rate of $0.00023.

On January 2, 2014, the Company cancelled the 12,756,800 shares of common stock issued to Bruce Harmon on October 16, 2013 and issued a convertible promissory note (see Note 7). The note bears interest at 12% per annum and has a maturity date of March 2, 2014. The note is convertible at the lesser of the closing price of the common stock at the day prior to the note less 50% or at the average of the lowest three trading prices for the common stock during the period of the inception of the note until conversion.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

On January 28, 2014, the Company issued ASC 76,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $15,200 based on a per share price of $0.0002.

On January 30, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.0001.

On February 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On February 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On February 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On February 5, 2014, the Company issued ASC 93,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $9,300 based on a per share price of $0.0001.

On February 7, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00006.

On February 11, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00006.

On February 13, 2014, the Company issued ASC 113,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $33,900 based on a per share price of $0.0003.

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

On February 24, 2014, the Company issued ASC 141,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $42,300 based on a per share price of $0.0003.

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

On March 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On March 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On March 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On March 4, 2014, the Company issued ASC 178,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $35,600 based on a per share price of $0.0002.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On March 6, 2014, KAJ sold the remaining principal balance of $10,000 and accrued interest of $8,200 to Southridge for $18,200 (see Note 7).

On March 17, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 7) at a discounted conversion rate of $0.00016.

On March 12, 2014, the Company issued ASC 195,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $78,000 based on a per share price of $0.0004.

On March 17, 2014, Southridge converted $18,575 of the note acquired on March 6, 2014 into 185,750,000 shares of common stock.

On March 20, 2014, the Company issued ASC 239,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 7). The shares were valued at $191,200 based on a per share price of $0.0008.

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

On March 27, 2014, ASC purchased the Hansen note (see Note 7) dated December 12, 2011.

NOTE 4 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of March 31, 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2014	December 31, 2013
Volatility	251% - 257%	251%	251%
Expected Term	0.17 - 0.5 years	0.08 - 0.46 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.315%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through March 31, 2014:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012-(gain) loss	(368,762)
Embedded conversion option derivative liability fair value on December 31, 2012	64,285
Change in fair value for the year ended December 31, 2013 – (gain) loss	(10,715)
Embedded conversion option derivative liability fair value on December 31, 2013	53,570
Change in fair value for the period ended March 31, 2014 – (gain) loss	(53,570)
Embedded conversion option derivative liability fair value on March 31, 2014	$-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

In October 2012, Douglas Pinard, a former owner of CSP, resigned from the Company. Certain monies were due to Mr. Pinard related to accrued payroll and notes payable. Mr. Pinard threatened litigation whereas both parties agreed upon a settlement requiring the Company to pay Mr. Pinard a settlement of $40,000 for those liabilities. The Company paid Mr. Pinard $20,000 according to the conditions of the settlement agreement. The Company then notified Mr. Pinard that in its opinion, Mr. Pinard had allegedly breached the settlement agreement by not returning all of the Company’s assets which Mr. Pinard had in his possession at the time of termination. Therefore, the final $20,000 was not paid to Mr. Pinard. Due to the nonpayment, Mr. Pinard alleges that the Company breached the settlement agreement. Mr. Pinard indicated that he would seek legal recourse. As of the date of this report, no further actions have been taken by Mr. Pinard.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert D. Salie and Salie Family Limited Partnership v eLayaway, Inc. , in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to two notes payable with claims of approximately $565,000 in principal and accrued interest. The Company has not responded to that lawsuit. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer. On August 30, 2013, a judgment was awarded to Dr. Salie for $565,696, collectively for all plaintiffs, additional interest from January 25, 2013 on the principal balances until full payment is received, and legal fees for the plaintiff.

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

NOTE 6 – RELATED PARTIES

Bruce Harmon, former CFO and Chairman of the Company, is a note holder of the Company (see Note 3). Line of credit and notes payable of $616,759 and $562,258 was due to our former CFO’s company and himself personally at March 31, 2014 and December 31, 2013, respectively, for advances to the Company. At March 31, 2014 and December 31, 2013, the Company had accrued interest of $34,195 and $18,475, respectively.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock. Mr. Pinon and Mr. Harmon, the CEO and former CFO, respectively, were each granted 250,000 shares of restricted common stock. See Note 7.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, P.C. (“Vincent & Rees”), legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock. Mr. Rees was a director of the Company. See Note 7.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock (see Note 7).

April 8, 2013, Harmon converted accounts payable of $9,301 into 155,025 shares of common stock at a conversion rate of $0.06. See Note 7.

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock. See Note 7.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On April 25, 2013, 1,150,000 shares of S-8 common stock were issued to Pinon and Harmon (575,000 and 575,000 shares, respectively), in lieu of payroll for April and May 2013 (see Note 7).

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

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll (see Note 7). The shares were recorded at an expense of $55,000.

On November 14, 2013, the Company entered into an addendum to the employment agreement with Sergio Pinon for one year to provide various services including serving as chief executive officer, interim chief financial officer and director. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. The Company issued notes on November 14, 2013, December 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, each for $5,000. See Notes 3 and 9.

On November 14, 2013, the Company entered into a consulting agreement with Bruce Harmon for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. The Company issued notes on November 14, 2013, December 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014 and April 1, 2014, each for $5,000. See Notes 3 and 9.

NOTE 7 – STOCKHOLDERS’ DEFICIENCY

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
March 31, 2014
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

On February 28, 2014, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series H Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series H Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law. The Certificate of Designation was submitted for filing with the Delaware Department of State on April 8, 2014. The Certificate of Designation created 10 shares of Series H Preferred Stock. Each holder of Series H Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series H Preferred Stock is convertible into. Each share of Series H Preferred Stock is convertible, at the option of the holder of the Series H Preferred Stock, into one share of the Company’s common stock. Shares of the Series H Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series H Preferred Stock will be entitled to five billion (5,000,000,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series H Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series H Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series H Preferred Stock, the holders of the Series H Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series H Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series H Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series H Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. See Note 9.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

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

On January 3, 2013, 89,144 shares were issued to WHC which were recorded as issuable as of December 31, 2012 (see Note 3).

On January 3, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 3), Southridge was issued an additional 94,792 shares of common stock.

On January 3, 2013, Southridge converted $11,375 of the note dated November 8, 2012, into 94,792 shares of common stock (see Note 3) at a 50% discount, $0.12. A loss on conversion will be recognized.

On January 3, 2013, Southridge converted $22,750 of the note dated November 30, 2012, into 189,584 shares of common stock (see Note 3) at a 50% discount, $0.12. A loss on conversion will be recognized. Due to the deficiency of available shares to be issued at the time, the Company issued 60,000 shares on January 10, 2013 and the remaining 12,984 on January 24, 2013.

On January 8, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 3), Star City was issued an additional 18,771 shares of common stock.

On January 9, 2013, due to a reset clause in the note acquired on November 8, 2012 (see Note 3), Southridge was issued an additional 18,959 shares of common stock.

On January 11, 2013, 101,790 shares of common stock were issued to WHC for a conversion of a note payable in December 2012 (see Note 3) which was recorded as issuable as of December 31, 2012.

On January 18, 2013, WHC converted $10,700 of the note dated December 13, 2012, into 107,000 shares of common stock (see Note 3) at a 50% discount, $0.05.

On January 23, 2013, Marina converted $15,000 of principal and $246.58 of accrued interest of the note dated December 5, 2012, into 152,466 shares of common stock (see Note 3) at a 50% discount, $0.05.

On January 24, 2013, 71,392 shares of common stock were issued to Mauriello in regards to a conversion of a note payable on December 13, 2012 (see Note 3) which were recorded as issuable as of December 31, 2012.

On January 28, 2013, Southridge converted $28,100 of the note dated December 28, 2012, into 312,223 shares of common stock (see Note 3) at a 50% discount, $0.09.

On January 28, 2013, due to a reset clause in the note acquired on September 26, 2012 (see Note 3), Star City was issued an additional 18,771 shares of common stock.

On January 28, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 3), Southridge was issued an additional 25,917 shares of common stock.

On February 4, 2013, due to a reset clause in the note acquired on January 2, 2013 (see Note 3), Southridge was issued an additional 89,207 shares of common stock.

On February 5, 2013, Southridge converted $7,650 of the note dated December 28, 2012, into 127,500 shares of common stock (see Note 3) at a 50% discount, $0.06.

On February 5, 2013, WHC converted $3,673 of the note dated December 13, 2012, into 55,098 shares of common stock (see Note 3) at a 50% discount, $0.0334.

On February 6, 2013, Southridge converted $5,750 of the note dated December 28, 2012, into 115,000 shares of common stock (see Note 3) at a 50% discount, $0.05.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On February 7, 2013, SGI Group converted $6,419 of principal and $168.80 of accrued interest of the note dated November 20, 2012, into 131,756 shares of common stock (see Note 3) at a 50% discount, $0.05.

On February 11, 2013, due to a reset clause in the note acquired on November 20, 2012 (see Note 3), Mauriello was issued an additional 71,392 shares of common stock.

On February 11, 2013, Sazer converted $5,250 of principal and $145.32 of accrued interest of the note dated November 20, 2012, into 53,954 shares of common stock (see Note 3) at a 50% discount, $0.05.

On February 11, 2013, Southridge converted $14,400 of the note dated December 4, 2012, into 405,042 shares of common stock (see Note 3) at a 50% discount, $0.05.

On February 11, 2013, Star City converted $20,000 of principal and $743.54 of accrued interest of the note dated October 22, 2012, into 414,871 shares of common stock (see Note 3) at a 50% discount, $0.05.

On February 20, 2013, Southridge converted $20,255 of the note dated November 30, 2012, into 405,100 shares of common stock (see Note 3) at a 50% discount, $0.05.

On February 26, 2013, Momoma Capital converted the $14,925 into 213,210 shares of common stock at a discount of 30%, $0.07 (see Note 3).

On February 27, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 3), Southridge was issued an additional 101,275 shares of common stock.

On February 27, 2013, Southridge converted $12,150 of the note dated November 30, 2012, into 303,750 shares of common stock (see Note 3) at a 50% discount, $0.04.

On March 5, 2013, Southridge converted $20,375 of the note dated December 28, 2012, into 509,375 shares of common stock (see Note 3) at a 50% discount, $0.04.

On March 6, 2013, the Board of Directors approved the grant of common stock to the officers and directors of the Company in consideration of the dilution of the Company’s outstanding common stock. Mr. Pinon and Mr. Harmon, the CEO and CFO, respectively, were each granted 250,000 shares of restricted common stock. The issuance was valued at $30,000 each for Mr. Pinon and Mr. Harmon. See Note 6.

On March 6, 2013, the Board of Directors approved the compensation for 2013 for Vincent & Rees, legal counsel for the Company, thereby granting Vincent & Rees 250,000 shares of restricted common stock. The issuance was valued at $30,000. Mr. Rees was a director of the Company.

On March 12, 2013, Southridge converted $24,430 of the note dated November 30, 2012, into 610,750 shares of common stock (see Note 3) at a 50% discount, $0.04.

On March 18, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 3), Southridge was issued an additional 203,584 shares of common stock.

On March 18, 2013, Southridge converted $12,990 of the note dated November 30, 2012, into 433,000 shares of common stock (see Note 3) at a 50% discount, $0.03.

On March 22, 2013, Southridge converted $19,100 of the note dated November 30, 2012, into 636,667 shares of common stock (see Note 3) at a 50% discount, $0.03.

On March 28, 2013, KAJ converted $15,000 of the note dated January 30, 2012, into 535,715 shares of common stock (see Note 3) at a 30% discount, $0.028.

On April 1, 2013, Southridge converted $13,010 of the note dated November 30, 2012, into 650,500 shares of common stock (see Note 3) at a 50% discount, $0.02.

On April 1, 2013, due to a reset clause in the note acquired on November 30, 2012 (see Note 3), Southridge was issued an additional 318,334 shares of common stock.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On April 3, 2013, Momoma Capital converted $11,900 of principal and $1,658 of accrued interest of the note dated February 26, 2013, into 484,209 shares of common stock (see Note 3) at a 50% discount, $0.028.

On April 4, 2013, Susan Jones was issued 10,000 shares of common stock in exchange for 1,190,476 of Series E preferred stock. The Series E preferred stock had super voting rights and, to compensate Susan Jones for those super voting rights, the Company issued the additional 4,047 shares of common stock.

April 8, 2013, Harmon converted accounts payable of $9,301 into 155,025 shares of common stock at a conversion rate of $0.06. See Note 6.

On April 8, 2013, Harmon converted 29,063 shares of Series E preferred stock and 49,242 shares of Series F preferred stock, collectively on a 1:1 basis, into 78,305 shares of common stock. See Note 6.

On April 8, 2013, Pinon converted 251,006 shares of Series E preferred stock on a 1:1 basis into 1,256 shares of common stock. See Note 6.

On April 10, 2013, Southridge converted $9,440 of the note dated November 30, 2012, into 944,000 shares of common stock (see Note 3) at a 50% discount, $0.01.

On April 15, 2013, Southridge converted $11,125 of the note dated November 30, 2012, into 1,112,500 shares of common stock (see Note 3) at a 50% discount, $0.01.

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

On April 22, 2013, Southridge converted $9,975 of the note dated November 30, 2012, into 997,500 shares of common stock (see Note 3) at a 50% discount, $0.01.

On April 25, 2013, 1,533,709 shares of S-8 common stock were issued to Pinon (see Note 6), Harmon (see Note 6), Thomas Carluccio, Jr. (“Carluccio”), and Melissa Valido (“Valido”) (575,000, 575,000, 217,375 and 166,334 shares, respectively), in lieu of payroll for April and May 2013. The issuances were recorded at a cost of $20,000, $20,000, $7,500, and $5,000, respectively.

On May 4, 2013, Southridge converted $8,525 of the note dated December 28, 2012, into 852,500 shares of common stock (see Note 3) at a 50% discount, $0.01.

On May 1, 2013, Asher converted $5,800 of the note dated October 24, 2012, into 483,334 shares of common stock (see Note 3) at a 42% discount, $0.012.

On May 17, 2013, Buko-Evolution, LLC converted $10,000 of the note dated October 26, 2011, into 938,287 shares of common stock (see Note 3) at a 50% discount, $0.01.

On May 22, 2013, 3,119,292 shares of S-8 common stock were issued to Pinon (see Note 6), Harmon (see Note 6), Carluccio, and Valido (1,099,886, 1,099,886, 511,447, and 408,074 shares, respectively), in lieu of payroll for June and July 2013. Harmon had his 1,099,886 shares cancelled to facilitate a note conversion by a third party as the remaining available shares from the authorized amount of shares were not sufficient. Harmon’s shares were issued on August 15, 2013.

On September 12, 2013, the Company issued 10,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll (see Note 6). The shares were recorded at an expense of $55,000.

On September 12, 2013, the Company issued 6,000,000 shares of common stock to Thomas Carluccio, Jr. as compensation for his services in lieu of payroll. The shares were recorded at an expense of $33,000.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On September 12, 2013, the Company issued 4,000,000 shares of common stock to Melissa Valido as compensation for his services in lieu of payroll. The shares were recorded at an expense of $22,000.

On September 15, 2013, Southridge converted $1,885 of principal and $314 of accrued interest of the note dated December 4, 2012, into 2,199,091 shares of common stock (see Note 3) at a 50% discount, $0.001.

On September 25, 2013, Southridge converted $1,855 of principal and $92 of accrued interest of the note dated December 4, 2012, into 2,212,450 shares of common stock (see Note 3) at a 50% discount, $0.0009.

On October 3, 2013, Southridge converted $1,585 of principal and $52 of accrued interest of the note dated December 4, 2012, into 2,406,639 shares of common stock (see Note 3).

On October 4, 2013, Hansen converted $1,500 of the note dated December 12, 2011, into 1,004,689 shares of common stock (see Note 3) at a discounted conversion price of $0.00149.

On October 9, 2013, Asher converted $1,000 of the note dated October 24, 2012, into 1,000,000 shares of common stock (see Note 3) at a discounted conversion price of $0.001.

On October 11, 2013, Southridge converted $1,563 of principal and $73 of accrued interest of the note dated December 4, 2012, into 2,405,268 shares of common stock (see Note 3).

On October 15, 2013, the Company issued 50,000,000 shares of common stock to Sergio Pinon, the Company’s CEO and director, as compensation for his services in lieu of payroll. The shares were valued at $50,000. See Note 6.

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

On October 18, 2013, Southridge converted $6,530 of principal and $53 of accrued interest of the note dated December 4, 2012, into 13,714,282 shares of common stock (see Note 3).

On October 25, 2013, Southridge converted $3,805 of principal and $38 of accrued interest of the note dated December 4, 2012, into 13,724,384 shares of common stock (see Note 3).

On October 28, 2013, Asher converted $2,300 of the note dated October 24, 2012, into 4,791,667 shares of common stock (see Note 3) at a discounted conversion price of $0.00048.

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

On November 1, 2013, Southridge converted $3,265 of principal and $29 of accrued interest of the note dated December 4, 2012, into 13,725,295 shares of common stock (see Note 3) at a 50% discount, $0.00024.

On November 8, 2013, Asher converted $1,695 of the note dated October 24, 2012, into 4,842,857 shares of common stock (see Note 3) at a discounted conversion price of $0.00035.

On November 12, 2013, Southridge converted $2,710 of principal and $34 of accrued interest of the note dated December 4, 2012, into 13,719,376 shares of common stock (see Note 3) at a 50% discount, $0.0002.

On November 13, 2013, Asher converted $3,150 of the note dated October 24, 2012, into 10,862,069 shares of common stock (see Note 3) at a discounted conversion price of $0.00029.

On November 18, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 3) at a discounted conversion price of $0.00027.

On November 20, 2013, Southridge converted $2,180 of principal and $18 of accrued interest of the note dated December 4, 2012, into 13,734,430 shares of common stock (see Note 3) at a 50% discount, $0.00016.

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

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On November 20, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 3) at a discounted conversion price of $0.00027.

On November 22, 2013, Southridge converted $2,192 of principal and $3 of accrued interest of the note dated December 4, 2012, into 13,718,399 shares of common stock (see Note 3) at a 50% discount, $0.00016.

On November 25, 2013, Southridge converted $2,285 of principal and $2 of accrued interest of the note dated December 4, 2012, into 14,295,336 shares of common stock (see Note 3) at a 50% discount, $0.00016.

On November 25, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 3) at a discounted conversion price of $0.00027.

On November 25, 2013, Asher converted $2,925 of the note dated October 24, 2012, into 10,833,333 shares of common stock (see Note 3) at a discounted conversion price of $0.00027.

On December 2, 2013, Asher converted $8,060 of the note dated October 24, 2012, into 21,783,784 shares of common stock (see Note 3) at a discounted conversion price of $0.00037.

On December 5, 2013, Asher converted $3,150 of the note dated October 24, 2012, into 9,000,000 shares of common stock (see Note 3) at a discounted conversion price of $0.00035.

On December 6, 2013, the Company issued ASC 30,000,000 under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $15,000 based on the per share price of $0.0005.

On December 10, 2013, Buko-Evolution converted $3,500 of the note dated October 26, 2011, into 10,606,060 shares of common stock (see Note 3) at a discounted conversion price of $0.0004.

On December 16, 2013, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 3) at a discounted conversion price of $0.00023.

On December 19, 2013, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 3) at a discounted conversion price of $0.00023.

On December 20, 2013, the Company issued ASC 39,000,000 under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $15,600 based on a per share price of $0.0004.

On January 2, 2014, the Company cancelled the 12,756,800 shares of common stock issued to Bruce Harmon on October 16, 2013 and issued a convertible promissory note (see Note 3).

On January 2, 2014, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock (see Note 3) at a discounted conversion rate of $0.00023.

On January 10, 2014, Asher converted $5,640 of the note dated December 21, 2012, into 47,000,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00012.

On January 16, 2014, Asher converted $6,210 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00012.

On January 22, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.0001.

On January 28, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.0001.

On January 28, 2014, the Company issued ASC 76,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $15,200 based on a per share price of $0.0002.

On January 30, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.0001.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On February 5, 2014, the Company issued ASC 93,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $9,300 based on a per share price of $0.0001.

On February 7, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00006.

On February 11, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00006.

On February 13, 2014, the Company issued ASC 113,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $33,900 based on a per share price of $0.0003.

On February 14, 2014, Asher converted $1,265 of principal and $2,120 of accrued interest of the note dated December 21, 2012, into 56,416,667 shares of common stock (see Note 3) at a discounted conversion rate of $0.00006.

On February 20, 2014, Asher converted $9,100 of the note dated January 31, 2013, into 113,750,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00008.

On February 24, 2014, Asher converted $13,700 of the note dated January 31, 2013, into 114,166,667 shares of common stock (see Note 3) at a discounted conversion rate of $0.00012.

On February 24, 2014, the Company issued ASC 141,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $42,300 based on a per share price of $0.0003.

On February 26, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00016.

On February 27, 2014, Asher converted $9,700 of principal and $1,300 of accrued interest of the note dated January 31, 2013, into 91,666,667 shares of common stock (see Note 3) at a discounted conversion rate of $0.00012.

On March 4, 2014, the Company issued ASC 178,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $35,600 based on a per share price of $0.0002.

On March 6, 2014, KAJ sold the remaining principal balance of $10,000 and accrued interest of $8,200 to Southridge for $18,200 (see Note 3).

On March 7, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00016.

On March 12, 2014, the Company issued ASC 195,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $78,000 based on a per share price of $0.0004.

On March 17, 2014, Southridge converted $18,575 of the note acquired on March 6, 2014 into 185,750,000 shares of common stock (see Note 3).

On March 17, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00016. The shares remain unissued as of March 31, 2014.

On March 20, 2014, the Company issued ASC 239,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $191,200 based on a per share price of $0.0008.

On March 24, 2014, the Company entered into a convertible note with Southridge for $20,000. The note matures on February 28, 2015 and bears interest of 10% per annum. The conversion rate is the lesser of $0.002 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day of conversion. See Note 3.

On March 26, 2014, Buko-Evolution converted $7,900 of the note dated October 26, 2011, into 56,428,570 shares of common stock (see Note 3) at a discounted conversion rate.

On March 28, 2014, the Company issued ASC 278,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $222,400 based on a per share price of $0.0008.

On March 31, 2014, ASC converted $5,500 of principal and $375 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 117,500,000 shares of common stock.

Derivative liability for insufficient shares

The Company has determined that as of March 31, 2014, the combination of outstanding shares of common stock, with the inclusion of options for common stock, warrants for common stock, and convertible promissory notes, there is a deficiency in the required amount of available stock. The Company, if all of the above were recognized, could cause the Company to have to repurchase its own stock on the open market causing the Company to have a derivative liability of $460,497 as of March 31, 2014.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	31,526	$24.00
Granted	0
Reclassification	0

Outstanding and exercisable at March 31, 2014	31,526	$24.00	2.60	$-

Weighted Average Grant Date Fair Value		$4.00

The Company has granted warrants to employees. Warrant activity for employees the year ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	1,092	$50.00

Forfeited	0
Reclassification	0	$

Outstanding at March 31, 2014	1,092	$50.00	1.13	$-

Exercisable at March 31, 2014	1,092	$50.00

Weighted Average Grant Date Fair Value		$16.00

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
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

The Company has granted options to employees. Options activity for the year ended March 31, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2013	6,815	$23.80
Granted	0
Forfeited	0

Outstanding at March 31, 2014	6,815	$23.80	6.72	$-

Exercisable at March 31, 2014	3,907	$16.00

Weighted Average Grant Date Fair Value		$6.00

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2014. There have been no losses in these accounts through March 31, 2014.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On April 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On April 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
(unaudited)

On April 1, 2014, ASC converted $4,300 of principal and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 91,500,000 shares of common stock.

On April 4, 2014, ASC converted $5,610 of principal and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 117,700,000 shares of common stock.

On April 7, 2014, ASC converted $1,550 of principal, $2,693 of accrued interest, and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 90,352,055 shares of common stock. A loss on conversion will be recorded.

On April 7, 2014, the Company entered into a convertible note with Southridge for $20,000. The note bears interest at 10% per annum and matures on March 31, 2015. The conversion rate is the lesser of $0.002 or a 50% discount from the lowest closing bid price in the thirty trading days prior to conversion. The Company received $18,500 as $1,500 was retained as legal fees.

On April 8, 2014, the Company entered into a convertible note with Harmon for $60,000. The note bears interest at 12% per annum and matures on May 8, 2014. The conversion rate is the lower of the closing price less 50% on the day prior to conversion or the average of the three lowest closing prices of the sixty days prior to conversion.

On February 28, 2014, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series H Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series H Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law. The Certificate of Designation was submitted for filing with the Delaware Department of State on April 8, 2014. See Note 7.

On April 16, 2014, ASC converted $1,465 of principal, $1,894 of accrued interest, and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 72,674,000 shares of common stock. A loss on conversion will be recorded.

On April 23, 2014, ASC converted $1,850 of principal, $8,167 of accrued interest, and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 205,831,600 shares of common stock. A loss on conversion will be recorded.

On April 25, 2014, the Company issued ASC 339,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $101,700 based on a per share price of $0.0003.

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

Results of Continuing Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue. For the three months ended March 31, 2014, our revenue was $19,441, compared to $67,613 for the same period in 2013, representing a decrease of 71.2%.

Direct Costs. For the three months ended March 31, 2014, our direct costs were $4,989, compared to $11,295 for the same period in 2013.

Selling, General and Administrative Expenses. For the three months ended March 31, 2014, selling, general and administrative expenses were $78,685 compared to $351,111 for the same period in 2013, a decrease of 77.6%. This decrease was primarily caused by a reduction in expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $1,025,997 for the three months ended March 31, 2014 compared to $1,452,872 for the same period in 2013 for continuing operations, a decrease of 29.4%.

Liquidity and Capital Resources

General. At March 31, 2014, we had cash and cash equivalents of $4,405. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $23,710 for the three months ended March 31, 2014, and we used cash in operations of $191,108 during the same period in 2013. The principal elements of cash flow from operations for the three months ended March 31, 2014 included a net loss of $1,025,997, offset primarily by loss on conversion of debt into common stock, $775,914.

Cash used in investing activities was $0 for the three months ended March 31, 2014, compared to $0 during the comparable period in 2013.

Cash provided by our financing activities was $25,000 for the three months ended March 31, 2014, compared to cash generated of $207,085 during the comparable period in 2013. This increase was primarily attributed to a concentrated effort of capital procurement in 2014 compared to 2013.

As of March 31, 2014, current liabilities exceeded current assets by 43.7 times. Current assets increased from $25,736 at December 31, 2013 to $51,773 at March 31, 2014 whereas current liabilities decreased from $2,625,256 at December 31, 2013 to $2,710,929 at March 31, 2014.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $19,441 and net losses of $1,025,997 ($775,914 represents losses on conversion of debt into common stock) for the three months ended March 31, 2014 compared to sales from operations of $67,613 and net losses from operations of $1,452,872 ($126,218 represents stock-based compensation and settlements) for the three months ended March 31, 2014. The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $2,659,156, $2,654,841 and $24,181,116, respectively, at March 31, 2014, and used cash in operations of $23,710 in the three months ended March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

In January of 2013, Dr. Robert Salie, father of former chief executive officer and chairman, Douglas Salie, who was terminated for cause, filed a suit, Robert D. Salie and Salie Family Limited Partnership v eLayaway, Inc., in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida, Civil Division. The lawsuit is in regards to notes payable with claims of approximately $565,000 in principal and accrued interest. In October 2012, the Company offered Dr. Salie a principal and interest repayment plan utilizing a third party, but Dr. Salie rejected the Company’s offer. On August 30, 2013, a judgment was awarded to Dr. Salie for $565,696, collectively for all plaintiffs, additional interest on the principal balances from January 25, 2013 until full payment, and legal fees for the plaintiffs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2014, Asher converted $5,000 of the note dated December 21, 2012, into 21,739,130 shares of common stock.

On January 10, 2014, Asher converted $5,640 of the note dated December 21, 2012, into 47,000,000 shares of common stock.

On January 16, 2014, Asher converted $6,210 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On January 22, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On January 28, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On January 28, 2014, the Company issued ASC 76,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On January 30, 2014, Asher converted $5,175 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On February 5, 2014, the Company issued ASC 93,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On February 7, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On February 11, 2014, Asher converted $3,105 of the note dated December 21, 2012, into 51,750,000 shares of common stock.

On February 13, 2014, the Company issued ASC 113,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On February 14, 2014, Asher converted $1,265 of principal and $2,120 of accrued interest of the note dated December 21, 2012, into 56,416,667 shares of common stock.

On February 20, 2014, Asher converted $9,100 of the note dated January 31, 2013, into 113,750,000 shares of common stock.

On February 24, 2014, Asher converted $13,700 of the note dated January 31, 2013, into 114,166,667 shares of common stock.

On February 24, 2014, the Company issued ASC 141,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On February 26, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock.

On February 27, 2014, Asher converted $9,700 of principal and $1,300 of accrued interest of the note dated January 31, 2013, into 91,666,667 shares of common stock.

On March 4, 2014, the Company issued ASC 178,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On March 7, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock.

On March 12, 2014, the Company issued ASC 195,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On March 17, 2014, Southridge converted $18,575 of the note acquired on March 6, 2014 into 185,750,000 shares of common stock.

On March 17, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock.

On March 20, 2014, the Company issued ASC 239,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On March 26, 2014, Buko-Evolution converted $7,900 of the note dated October 26, 2011, into 56,428,570 shares of common stock.

On March 28, 2014, the Company issued ASC 278,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On March 31, 2014, ASC converted $5,500 of principal and $375 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 117,500,000 shares of common stock.

On April 23, 2014, ASC converted $1,850 of principal, $8,167 of accrued interest, and $275 of related legal fees of the note dated March 27, 2014, as acquired from Hansen (see Note 3), into 205,831,600 shares of common stock.

On April 25, 2014, the Company issued ASC 339,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5).

The securities issued to ASC on and before March 28, 2014, were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding, and the remaining securities were originally issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated March 31, 2014.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Ventana Capital Partners, Inc.	20,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	5,000
Bruce Harmon	5,000
Bruce Harmon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Lakeport Business Services, Inc.	45,000
Lakeport Business Services, Inc.	25,000
Total	$678,000

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1 (1)	Articles of Incorporation, as Amended

3.2 (3)	Bylaws

3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock

3.4 (4)	Certificate of Designation of the Preferences and Rights of Series F Preferred Stock

3.5 (4)	Certificate of Designation of the Preferences and Rights of Series G Preferred Stock

3.5 (5)	Certificate of Designation of the Preferences and Rights of Series H Preferred Stock

31.1 (5)	Certification of Principal Executive Officer and Principal Accounting Officer of eLayaway, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (5)	Certification of Principal Executive Officer and Principal Accounting Officer of eLayaway, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (5)	XBRL Instance Document**

101.SCH (5)	XBRL Taxonomy Extension Schema Document**

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document**

(1) Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2) Previously filed with the Form 10-Q for the period ended June 30, 2011 and is incorporated herein by reference.
(3) Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-148516) filed with the Securities and Exchange Commission on January 8, 2008.
(4) Previously filed with the Form 10-K for the period ended December 31, 2013 and is incorporated herein by reference.
(5) Filed herewith

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

ELAYAWAY, INC.

Date: April 29, 2014	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer and interim Chief Financial Officer