Form 10-Q
period 2014-06-30
eLayaway, Inc.
filed 2014-08-18
CIK 1422992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

As of August 14, 2014 the registrant had 4,779,249,582 shares of its Common Stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

eLAYAWAY, INC.

ITEM 1 Financial Statements

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets
Cash	$5,974	$3,115
Segregated cash for customer deposits	3,274	22,621
Total current assets	9,248	25,736
Property and equipment, net	794	1,225
Intangibles, net	3,197	3,413
Total assets	$13,239	$30,374

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes and convertible notes, net of discounts and premiums	$734,845	$851,613
Notes, convertible notes, and lines of credit payable to related parties, net of discounts	459,680	65,000
Purchased liabilities, net	479,319	1,087,949
Accounts payable	164,177	137,165
Accounts payable to related parties	-	18,920
Accrued liabilities	498,563	388,879
Deposits received from customers for layaway sales	8,991	22,160
Deriviative liability for insufficient shares	720,432	-
Embedded conversion option liability	-	53,570
Total current liabilities	3,066,007	2,625,256
Total liabilities	3,066,007	2,625,256
Commitments and contingencies (Note 5)
Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized
Series A preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series B preferred stock, $0.001 par value, 13,942 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series C preferred stock, $0.001 par value, 15,712 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series D preferred stock, $0.001 par value, 9,448 shares designated, 0 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Series E preferred stock, $0.001 par value, 50,000 shares designated, 3,429 and 39,699
issued and outstanding, respectively (liquidation value $170,602 and $0, respectively)	3	3
Series F preferred stock, $0.001 par value, 50,000 shares designated, 0 and 49,243
issued and outstanding, respectively (liquidation value $50,303 and $0, respectively)	-	-
Series G preferred stock, $0.001 par value, 5,000 shares designated, 5,000 and 0
issued and outstanding, respectively (liquidation value $1,000 and $0, respectively)	5	5
Series H preferred stock, $0.001 par value, 10 shares designated, 10 and 0
issued and outstanding, respectively (liquidation value $0 and $0, respectively)	-	-
Common stock, par value $0.001, 5,000,000,000 shares authorized, 4,835,499,582 and
616,486,756 shares issued, issuable and outstanding, respectively, and (56,250,000
and 366,805 shares issuable, respectively)	4,835,499	616,486
Additional paid-in capital	17,025,950	19,943,743
Accumulated deficit	(24,914,225)	(23,155,119)
Total shareholders' deficiency	(3,052,768)	(2,594,882)
Total liabilities and shareholders' deficiency	$13,239	$30,374

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$12,428	$31,120	$31,869	$98,733
Direct costs	33,919	8,547	38,908	19,842
Selling, general and administrative expenses
(includes $46,969 and $33,760 for the three months ended June 30,
2014 and 2013, respectively, and $63,285 and
$159,978 for the six months ended June 30, 2014 and 2013,
respectively, of stock-based compensation and settlements)	160,857	222,127	239,542	573,238
Loss from continuing operations	(182,348)	(199,554)	(246,581)	(494,347)
Other income (expense)
Other income	-	-		-
Interest expense	(352,433)	(87,363)	(412,788)	(207,260)
Change in fair value of embedded conversion option liability	-	-		6,429
Gain on settlement of debt	-	-	1,000	-
Gain on extinguishment of debt	-	-	8,500	-
Derivative amortization	133,251	-		-
Loss on settlement of liability	-	(534,791)	(1,744)	(534,791)
Loss on issuance of common stock	-	-		(60,000)
Loss on conversion of debt into common stock	(331,579)	(1,308,403)	(1,107,493)	(2,293,014)
Total other income (expense), net	(550,761)	(1,930,557)	(1,512,525)	(3,088,636)
Net loss	$(733,109)	$(2,130,111)	$(1,759,106)	$(3,582,983)
Basic and diluted net loss per share	$(0.000)	$(0.001)	$(0.00)	$(0.001)
Weighted average shares outstanding - basic and diluted	3,846,031,673	2,890,796,541	2,982,658,873	2,389,645,431

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,759,106)	$(3,582,983)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	431	539
Amortization of intangibles	216	108
Amortization of debt discounts to interest expense	284,849	105,142
Loss on conversion of debt into common stock	1,107,493	2,397,987
Loss on issuance of stock	-	60,000
Deriviative loss	-	(10,715)
Common stock granted for services	-	159,978
Accretion of put premium into interest expense	147,183	80,658
Loss on settlement of liabilities	-	534,791
Change in fair value of embedded conversion option liability	-	(10,715)
Changes in operating assets and liabilities:
Segregated cash for customer deposit	19,347	1,656
Accounts receivable	-	50,000
Other assets	-	4,369
Accounts payable	27,012	(18,098)
Accounts payable to related parties	(18,920)	-
Accrued expenses	109,684	101,572
Deposits received from customers for layaway sales	(13,169)	(10,911)
Net cash used in operating activities	(94,980)	(136,622)
Cash flows from financing activities:
Proceeds from loans	96,339	125,075
Repayment of related party loans	-	(711)
Payment of loan fee	1,500	-
Net cash provided by financing activities	97,839	124,364
Net increase (decrease) in cash	2,859	(12,258)
Cash at beginning of period	3,115	22,823
Cash at end of period	$5,974	$10,565
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Debt discounts for beneficial conversion features values	$114,501	$15,689
Conversion of notes into common stock	$102,715	$-
Conversion of liabilities into common stock	$3,420	$-
Deriviative liability for insufficient shares	$720,432	$-
Debt discounts for loan fees	$-	$2,500
Common stock issued for services	$-	$930,001
Conversion of liabilities to a related party into notes payable	$-	$82,010
Issuance of Series G preferred stock for services	$-	$1,000
Conversion of Series E preferred stock into common stock	$-	$(712)
Issuance of Series H preferred stock for services	$0	$-

See accompanying notes to unaudited consolidated financial statements.

eLAYAWAY, INC. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of eLayaway, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of eLayaway and its wholly-owned subsidiary (as of June 30, 2014), eLayaway.com. All significant inter-company balances and transactions have been eliminated in consolidation.

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

We currently measure and report at fair value our derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trademarks	$3,197	$-	$-	$3,197
Total Financial Assets	$3,197	$-	$-	$3,197

Following is a summary of activity through June 30, 2014 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2013	$3,413
Amortization of intangibles	(216)
Ending balance at June 30, 2014	$3,197

	Balance at	Quoted Prices in Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$-	$-	$-	$-
Total Financial Assets	$-	$-	$-	$-

Following is a summary of activity through June 30, 2014 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2013	$53,570
Change in fair value during the period ended June 30, 2014	(53,570)
Ending balance at June 30, 2014	$-

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2014 consist of warrants to purchase 32,619 at June 30, 2014 shares of common stock, employee options to purchase 3,907 shares of common stock and convertible notes convertible into 7,273,033,333 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 7).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews updated accounting standards as issued. No new updated standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses from operations of $1,759,106 (includes settlements and $1,107,493 of loss on conversion of notes payable) and used cash in operating activities of $94,980 for the six months ended June 30, 2014. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of continuing operations of $3,056,759, $3,052,768 and $24,914,225, respectively, at June 30, 2014. In addition, the Company was in default on twenty-seven promissory notes totaling $790,839 at June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, net of discounts and premiums, all classified as current at June 30, 2014 and December 31, 2013, consists of the following:

Notes and Convertible Notes, Net of Discounts
Notes and convertible notes, net of
discounts	June 30, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1) (2)	$56,000	$-	$-	$56,000	$56,000	$-	$-	$56,000
Evolution Capital, LLC (1) (2)	-	-	-	-	11,500	-	-	11,500
Hanson Capital, LLC (1) (2)	-	-	-	-	98,500	-	-	98,500
Asher Enterprises, Inc. (2)	-	-	-	-	-	-	27,155	27,155
Asher Enterprises, Inc. (2)	-	-	-	-	39,850	-	38,379	78,229
Asher Enterprises, Inc. (2)	-	-	-	-	32,500	-	23,534	56,034
KAJ Capital, LLC (1) (2)	-	-	-	-	10,000	-	-	10,000
Robert Salie - Line of Credit (1) (2)	400,000	(2,805)	-	397,195	400,000	(2,805)	-	397,195
Salie Family Limited Partnership (1) (2)	50,000	-	-	50,000	50,000	-	-	50,000
Douglas Pinard (1)	20,000	-	-	20,000	20,000	-	-	20,000
Richard St. Cyr (1)	17,000	-	-	17,000	17,000	-	-	17,000
Ventana Capital Partners, Inc. (1)	20,000	-	-	20,000	20,000	-	-	20,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Thomas Carluccio, Jr. (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
Southridge Capital (2)	20,000	(15,000)	20,000	25,000	-	-	-	-
Southridge Capital (2)	10,000	(8,750)	10,000	11,250	-	-	-	-
ASC Capital (2)	60,900	-	-	60,900	-	-	-	-
Total	$693,900	$(29,055)	$70,000	$734,845	$765,350	$(2,805)	$89,068	$851,613

(1) In default. (2) Convertible.
NOTE:  On the December 31, 2013 footnotes, certain liabilities were reported in this table and as of June 30, 2014, are presented in the table for Purchased Liabilities under the 3(a)(10) as shown below.

Notes, Convertible Notes, and Lines of Credit Payable to Related Parties, Net of Discounts
	June 30, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Bruce Harmon (1) (2)	$14,501	$-	$14,501	$29,002	$-	$-	$-	$-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Sergio Pinon (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	5,000	-	-	5,000
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	5,000	-	5,000	10,000	-	-	-	-
Lakeport Business Services, Inc. (2)	5,000	(2,500)	5,000	7,500	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	45,000	-	45,000	90,000	45,000	-	-	45,000
Lakeport Business Services, Inc. (1) (2)	67,839	-	67,839	135,678	-	-	-	-
Lakeport Business Services, Inc. (1) (2)	25,000	-	25,000	50,000	-	-	-	-
Total	$232,340	$(5,000)	$232,340	$459,680	$65,000	$-	$-	$65,000

(1) In default. (2) Convertible.
NOTE:  On the December 31, 2013 footnotes, certain liabilities were reported in this table and as of June 30, 2014, are presented in the table for Purchased Liabilities under the 3(a)(10) as shown below.

Purchased Liabilities under 3(a)(10), Net, of Notes and Convertible Notes, Net of Discounts
	June 30, 2014				December 31, 2013
				Principal,				Principal,
		Unamortized	Put	net of		Unamortized	Put	net of
	Principal	Discount	Premium	Discounts	Principal	Discount	Premium	Discounts
Gary Kline (1)	$55,000	$-	$-	$55,000	$55,000	$-	$-	$55,000
Gary Kline (1)	75,000	-	-	75,000	75,000	-	-	75,000
Gary Kline (1)	23,500	-	-	23,500	23,500	-	-	23,500
James E. Pumphrey (1)	25,883	-	-	25,883	25,883	-	-	25,883
Evolution Capital, LLC (1) (2)	75,000	-	-	75,000	75,000	-	-	75,000
Evolution Capital, LLC (1)	22,750	-	-	22,750	22,750	-	-	22,750
Evolution Capital, LLC (1)	20,255	-	-	20,255	20,255	-	-	20,255
Evolution Capital, LLC (1)	36,580	-	-	36,580	36,580	-	-	36,580
Evolution Capital, LLC (1)	12,990	-	-	12,990	12,990	-	-	12,990
Lakeport Business Services, Inc. - Line of Credit (1) (2) (3)	200,615	-	-	200,615	200,615	-	-	200,615
Bruce Harmon (1) (3)	157,260	-	-	157,260	157,260	-	-	157,260
Bruce Harmon (1) (3)	10,000	-	-	10,000	10,000	-	-	10,000
Bruce Harmon (1) (3)	52,010	-	-	52,010	52,010	-	-	52,010
Bruce Harmon (1) (3)	15,000	-	-	15,000	15,000	-	-	15,000
Bruce Harmon (1) (3)	15,000	-	-	15,000	15,000	-	-	15,000
Bruce Harmon (1) (3)	10,138	-	-	10,138	10,138	-	-	10,138
Lakeport Business Services, Inc. (1) (3)	47,235	-	-	47,235	47,235	-	-	47,235
Transfer Online, Inc. (1)	15,400	-	-	15,400	15,400	-	-	15,400
Transfer Online, Inc. (1)	25,000	-	-	25,000	25,000	-	-	25,000
Transfer Online, Inc. (1)	35,000	-	-	35,000	35,000	-	-	35,000
Transfer Online, Inc. (1)	45,000	-	-	45,000	45,000	-	-	45,000
Transfer Online, Inc. (1)	55,000	-	-	55,000	55,000	-	-	55,000
Susan Jones (1)	58,333	-	-	58,333	58,333	-	-	58,333
Total Purchased Liabilities	$1,087,949	$-	$-	$1,087,949	$1,087,949	$-	$-	$1,087,949
Less: Legal Liability to Purchase Notes	(608,630)	-	-	(608,630)	-	-	-	-
Total Purchased Liabilities, Net	$479,319	$-	$-	$479,319	$1,087,949	$-	$-	$1,087,949

(1) In default. (2) Convertible. (3) Related party.
NOTE:  The above notes were recorded in the separate tables (shown above), reflective of non-related parties and related parties, as noted.  The Legal Liability to Purchase Notes, Net, are proceeds that will be paid to the above parties as of June 30, 2014, but have yet to be paid to the parties.

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

On December 27, 2010, the Company executed a Revolving Credit Agreement ("LOC") with Lakeport in the amount of $100,000. The agreement expires on September 30, 2012 and bears interest at the rate of 12% which accrues until maturity. As of June 30, 2014 and December 31, 2013, the balance was $200,615 and $213,095, respectively. On October 26, 2011, $25,000 of this balance was converted into Series E preferred stock. This LOC contained a contingent conversion provision whereby the conversion price will be determined at an undetermined future date and at that time the LOC will become convertible. On June 7, 2012, a conversion price of $0.015 was established which was the current trading price of the Company’s stock. On October 5, 2012, the conversion price was modified to be the lesser of $0.015 or the five day VWAP. Additionally, the credit line was increased to $300,000. The modification of the LOC qualified as a debt extinguishment for accounting purposes. However, the conversion price equals the fair value of common stock at June 7, 2012, therefore the Company did not record any discount related to beneficial conversion feature. This note is in default. On October 5, 2012, the Company agreed, due to the LOC being in default, with Lakeport to amend the conversion feature to be the lesser of $0.015 or the five day VWAP. On December 20, 2013, ASC Recap was issued 39,000,000 shares of common stock in exchange for its partial purchase of $12,480 of the LOC (see Notes 7). As of June 30, 2014, the balance is $200,615.

On October 26, 2011, the Company entered into a six month convertible note with Evolution Capital, LLC (“Evolution”), in the amount of $50,000. The interest, which accrues, is at a rate of 12% per annum. The conversion feature is the lesser of $18.00 or 70% of the closing price prior to conversion. There was a $5,000 fee to the lender for legal expenses and related expenses for the closing of the note which was recorded as debt discounts and is being amortized over the debt term. Evolution was issued 278 shares of restricted common stock in lieu of the fees. The shares were issued using the closing price of the previous day of $18.00. The convertible note contains an embedded derivative to be bifurcated from the note and reported as a liability at fair value (see Note 7). On August 27, 2012, Evolution converted $25,000 of this note into 16,234 shares of common stock at the discounted rate of $1.54 whereas the closing price on the previous day was $2.20. The Company recognized a loss on conversion of $10,714. In 2012, the ownership of the note was assigned to Buko-Evolution, LLC. On May 17, 2013, Buko-Evolution, LLC converted $10,000 into 938,287 shares of common stock (see Note 7) at a conversion rate of $0.01. A loss of $88,829 was recognized. On February 25, 2014, $1,800 of principal was converted into 25,714,290 shares of common stock (see Note 7) at a loss on conversion of $13,629. On February 26, 2014, $9,000 of principal was converted into 56,250,000 shares of common stock (see Note 7) at a loss on conversion of $7,875. On March 17, 2014, $9,000 of principal was converted into 56,250,000 shares of common stock (see Note 7) at a loss on conversion of $69,750. On March 26, 2014, $7,900 of principal was converted into 56,428,570 shares of common stock (see Note 7) at a loss on conversion of $54,171. As of June 30, 2014, this note is in default and has a balance of $11,500.

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

On October 22, 2012, Star City purchased $20,000 of the Kline note. On February 11, 2013, Star City converted $20,000 of principal and $744 of accrued interest of the note into 414,871 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $62,231. The balance as of June 30, 2014 is $0.

On October 23, 2012, the Company entered into a note with Kline for $75,000. The note has an interest rate of 12% and matured on October 31, 2012. This note is in default.

On October 24, 2012, the Company entered into a convertible note with Asher in the amount of $37,500. The note matures on July 26, 2013 and may be converted at any time after 180 days from the date of the note. The interest, which accrues, is at a rate of 8% per annum. The conversion feature is at the average of the lowest three days trading price for the Company’s common stock during the ten trading day period ending on the day prior to conversion, less a discount of 42%. There was a $2,500 fee to a third party for legal expenses and related expenses for the closing of the note which was recorded as debt issue costs to be amortized over the debt term. The note is considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $64,655. The Company therefore is accreting a premium of $27,155 into interest expense over the 180 day period to the first conversion date of the note. On May 1, 2013, Asher converted $5,800 into 483,334 shares of common stock (see Note 7) at a conversion rate of $0.012. A loss of $52,703 was recognized. On October 9, 2013, Asher converted $1,000 into 1,000,000 shares of common stock (see Note 7) at a conversion rate of $0.001. A loss of $1,400 was recognized. On October 28, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 7) at a conversion rate of $.00048. A loss of $2,492 was recognized. On October 30, 2013, Asher converted $2,300 into 4,791,667 shares of common stock (see Note 7) at a conversion rate of $0.00048. A loss of $2,013 was recognized. On November 8, 2013, Asher converted $1,695 into 4,842,857 shares of common stock (see Note 7) at a conversion rate of $0.00035. A loss of $1,695 was recognized. On November 13, 2013, Asher converted $3,150 into 10,862,069 shares of common stock (see Note 7) at a conversion rate of $0.00029. A loss of $4,453 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $5,742 was recognized. On November 20, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $3,575 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $20,908 was recognized. On November 18, 2013, Asher converted $2,925 into 10,833,333 shares of common stock (see Note 7) at a conversion rate of $0.00027. A loss of $20,908 was recognized. On December 2, 2013, Asher converted $8,060 into 21,783,784 shares of common stock (see Note 7) at a conversion rate of $0.00037. A loss of $7,189 was recognized. As of June 30, 2014, the note has a principal balance of $650.

On November 8, 2012, Southridge purchased $50,000 of the Evolution note dated December 1, 2011. On December 5, 2012, Southridge converted $19,300 of the note into 160,834 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,867 on the conversion. On December 11, 2012, Southridge converted $19,325 of the note into 161,042 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $12,883 on the conversion. On January 3, 2013, Southridge converted $11,375 of the note into 94,792 shares of common stock (see Note 7) at a 50% discount, $0.12. A loss on conversion of $15,167 was recognized. On January 9, 2013, under the reset clause of the note, Southridge was issued an additional 18,959 shares of common stock (see Note 7) at a loss of $3,792. The note was fully converted as of June 30, 2014.

On November 20, 2012, SGI Group purchased $15,419 of the TOL note dated June 28, 2011. On December 12, 2012, SGI Group converted $9,000 of principal and $68 of accrued interest of the note into 75,568 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $6,045 on the conversion. On February 7, 2013, SGI Group converted $6,419 of principal and $169 of accrued interest of the note into 131,756 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $19,763. The balance as of June 30, 2014 is $0.

On February 11, 2013, under the reset clause of the note, Mauriello was issued an additional 71,392 shares of common stock (see Note 7) at a loss of $14,278. As of June 30, 2014, the note was fully converted.

On November 30, 2012, Southridge purchased and was assigned $60,126, $35,126, and $60,273 of principal and accrued interest from the Benchmark note dated October 26, 2011, the Evolution note dated October 26, 2011, and the Evolution note dated December 1, 2011, respectively, for a total of $155,525. On January 3, 2013, Southridge converted $22,750 of the principal into 189,584 shares of common stock (see Note 7) at a 50% discount, $1.20. A loss on conversion of $15,167 was recognized. On January 28, 2013, under the reset clause of the note, Southridge was issued an additional 25,917 shares of common stock (see Note 7) at a loss of $5,183. On February 20, 2013, Southridge converted $20,255 of the principal into 405,042 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $60,753 was recognized. On February 27, 2013, under the reset clause of the note, Southridge was issued an additional 101,275 shares of common stock (see Note 7) at a loss of $60,753. On February 27, 2013, Southridge converted $12,150 of the principal into 303,750 shares of common stock (see Note 7) at a 50% discount, $0.40. A loss on conversion of $48,600 was recognized. On March 12, 2013, Southridge converted $24,430 of the principal into 610,750 shares of common stock (see Note 7) at a 50% discount, $0.40. A loss on conversion of $97,720 was recognized. On March 18, 2013, under the reset clause of the note, Southridge was issued an additional 203,584 shares of common stock (see Note 7) at a loss of $40,717. On March 18, 2013, Southridge converted $12,990 of the principal into 433,000 shares of common stock (see Note 7) at a 50% discount, $0.03. A loss on conversion of $73,610 was recognized. On March 22, 2013, Southridge converted $19,100 of the principal into 636,667 shares of common stock (see Note 7) at a 50% discount, $0.03. A loss on conversion of $108,233 was recognized. On April 1, 2013, Southridge converted $13,010 of the principal into 650,500 shares of common stock (see Note 7) at a 50% discount, $0.02. A loss on conversion of $58,545 was recognized. On April 1, 2013, under the reset clause of the note, Southridge was issued an additional 318,334 shares of common stock (see Note 7) at a loss of $63,667. On April 10, 2013, Southridge converted $9,440 of the principal into 944,000 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $89,680 was recognized. On April 15, 2013, Southridge converted $11,125 of the principal into 222,500,000 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $105,688 was recognized. On April 22, 2013, Southridge converted $9,975 of the principal into 997,500 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $94,763 was recognized. As of June 30, 2014, the principal balance of the note was $0.

On December 4, 2012, Southridge purchased $55,300 of the Reserve note. The balance as of December 31, 2012 is $55,300. On February 11, 2013, Southridge converted $14,400 of the note into 405,042 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $66,608 was recognized. As of June 30, 2014, the principal balance of the note was $40,900.

On December 4, 2012, Marina $25,000 of the TOL note dated June 28, 2011. On December 11, 2012, Marina converted $5,650 principal and $13 of accrued interest of the note into 47,192 shares of common stock at a 50% discount, $0.12, at a loss on conversion of $3,775 on the conversion. On January 23, 2013, Marina converted $15,000 principal and $247 of accrued interest of the note into 152,466 shares of common stock (see Note 7) at a 50% discount, $0.10, at a loss on conversion of $15,247. On February 12, 2013, Marina converted $4,350 principal and $100 of accrued interest of the note into 89,003 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $13,350. As of June 30, 2014, the note had a balance of $0.

On December 13, 2012, WHC purchased $35,000 of the TOL note. On December 27, 2012, WHC converted $10,091 of the note into 89,144 shares of common stock (see Note 7) at a 50% discount, $0.114, at a loss on conversion of $7,738. On January 10, 2013, WHC converted $10,536 of the principal and $315 of accrued interest of the note into 101,795 shares of common stock (see Note 7) at a 50% discount, $0.106, at a loss on conversion of $9,508. On January 18, 2013, WHC converted $10,700 of the note into 107,000 shares of common stock (see Note 7) at a 50% discount, $0.05, at a loss on conversion of $10,700. On February 5, 2013, WHC converted $3,673 of the note into 55,098 shares of common stock (see Note 7) at a 50% discount, $0.0666, at a loss on conversion of $7,346. As of June 30, 2014, the note had a balance of $0.

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

On December 28, 2012, Southridge purchased $45,000 of the TOL note dated June 28, 2011. On January 28, 2013, Southridge converted $28,100 of the note into 62,444,444 shares of common stock (see Note 7) at a 50% discount, $0.09. A loss on conversion of $34,344 was recognized. On February 5, 2013, Southridge converted $7,650 of the note into 127,500 shares of common stock (see Note 7) at a 50% discount, $0.06. A loss on conversion of $17,850 was recognized. On February 6, 2013, Southridge converted $5,750 of the note into 115,000 shares of common stock (see Note 7) at a 50% discount, $0.05. A loss on conversion of $17,250 was recognized. On March 5, 2013, Southridge converted $20,375 of the note into 509,375 shares of common stock (see Note 7) at a 50% discount, $0.04. A loss on conversion of $81,500 was recognized. On May 4, 2013, Southridge converted $8,525 of the note into 852,500 shares of common stock (see Note 7) at a 50% discount, $0.01. A loss on conversion of $80,988 was recognized. The principal balance of the note as of June 30, 2014 was $0.

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

On February 26, 2013, Momoma Capital purchased from Southridge a note dated March 30, 2012 for $25,000. On February 26, 2013, Momoma Capital converted $13,100 of the principal and $1,825 of accrued interest of the note into 213,210 shares of common stock (see Note 7) at a 50% discount, $0.07, at a loss on conversion of $27,717. On April 3, 2013, Momoma Capital converted $11,900 of the principal and $1,658 of accrued interest of the note into 484,209 shares of common stock (see Note 7) at a 50% discount, $0.028, at a loss of $41,642. As of June 30, 2014, the balance of the note was $0.

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

On June 30, 2013, the Company entered into a note with Harmon for $15,000 in regards to accrued compensation from February 16, 2013 – June 30, 2013. The note has an interest rate of 12% and matured on April 10, 2013. The note was in default after the date of this Report.

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

On May 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On May 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On May 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On May 13, 2014, the Company entered into a convertible note with Southridge for $10,000. The note matures on April 30, 2015 and bears interest of 10% per annum. The conversion rate is the lesser of $0.002 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day of conversion.

On June 1, 2014, the Company issued its monthly note to Lakeport for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

On June 1, 2014, the Company issued its monthly note to Thomas Carluccio, Jr. for $5,000 under the same contractual terms. See disclosure on November 14, 2013.

On June 1, 2014, the Company issued its monthly note to Sergio Pinon for $5,000 under the same contractual terms. See disclosure on November 14, 2013 and Note 6.

NOTE 4 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2014	December 31, 2013
Volatility	251% - 257%	251%	251%
Expected Term	0.17 - 0.5 years	0.08 - 0.46 years	0.08 – 0.46 years
Risk Free Interest Rate	0.33%	0.315%	0.315%

The following reflects the initial fair value on the note inception date and changes in fair value through June 30, 2014:

Note inception date fair value allocated to debt discount	$483,317
Note inception date fair value allocated to other expense	23,132
Change in fair value in 2011- (gain) loss	(73,402)
Embedded conversion option derivative liability fair value on December 31, 2011	433,047
Change in fair value in 2012-(gain) loss	(368,762)
Embedded conversion option derivative liability fair value on December 31, 2012	64,285
Change in fair value for the year ended December 31, 2013 – (gain) loss	(10,715)
Embedded conversion option derivative liability fair value on December 31, 2013	53,570
Change in fair value for the period ended June 30, 2014 – (gain) loss	(53,570)
Embedded conversion option derivative liability fair value on June 30, 2014	$-

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

NOTE 6 – RELATED PARTIES

Sergio Pinon, CEO, CFO and Chairman of the Company, is a note holder of the Company (see Note 3). Notes payable of $40,000 and $10,000 was due at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had accrued interest of $2,882 and $0, respectively.

Bruce Harmon, former CFO and Chairman of the Company, is a note holder of the Company (see Note 3). Line of credit and notes payable of $700,598 and $562,258 was due to our former CFO’s company and himself personally at June 30, 2014 and December 31, 2013, respectively, for advances to the Company. At June 30, 2014 and December 31, 2013, the Company had accrued interest of $56,131 and $18,475, respectively.

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

On November 14, 2013, the Company entered into an addendum to the employment agreement with Sergio Pinon for one year to provide various services including serving as chief executive officer, interim chief financial officer and director. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. The Company issued notes on November 14, 2013, December 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014 and June 1, 2014, each for $5,000. See Notes 3 and 9.

On November 14, 2013, the Company entered into a consulting agreement with Bruce Harmon for one year to provide various services. The agreement provides for compensation, in the form of a convertible note, in the amount of $5,000 per month. The Company issued notes on November 14, 2013, December 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014 and June 1, 2014, each for $5,000. See Notes 3 and 9.

On May 2, 2014, the Company issued 10 shares of Series H Preferred Stock to Sergio Pinon in exchange for services.  The shares were valued at $0.003.

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

On February 28, 2014, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series H Preferred Stock of eLayaway, Inc. (“Certificate of Designation”) with the Department of State of the State of Delaware authorizing the creation of a new series of preferred stock designated as “Series H Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section 151 of the Delaware General Corporation Law. The Certificate of Designation was filed with the Delaware Department of State on April 8, 2014. The Certificate of Designation created 10 shares of Series H Preferred Stock. Each holder of Series H Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series H Preferred Stock is convertible into. Each share of Series H Preferred Stock is convertible, at the option of the holder of the Series H Preferred Stock, into one share of the Company’s common stock. Shares of the Series H Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of financial investment and/or forgiveness of liabilities of the Company to the officer. Each shares of Series H Preferred Stock will be entitled to five billion (5,000,000,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series H Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series H Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series H Preferred Stock, the holders of the Series H Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series H Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series H Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series H Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. See Note 9.

On May 2, 2014, the Company issued 10 shares of Series H Preferred Stock to Sergio Pinon in exchange for services.  The shares were valued at $0.003.

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

On March 17, 2014, Southridge converted $18,575 of the note acquired on March 6, 2014 into 185,750,000 shares of common stock (see Note 3).

On March 17, 2014, Buko-Evolution converted $9,000 of the note dated October 26, 2011, into 56,250,000 shares of common stock (see Note 3) at a discounted conversion rate of $0.00016. The shares remain unissued as of June 30, 2014.

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

On April 1, 2014, the Company issued ASC 91,500,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $64,050 based on a per share price of $0.0007.

On April 4, 2014, the Company issued ASC 117,700,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $70,620 based on a per share price of $0.0006.

On April 7, 2014, the Company issued ASC 90,352,055 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $54,211 based on a per share price of $0.0006.

On April 11, 2014, the Company issued ASC 236,443,836 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $118,222 based on a per share price of $0.0005.

On April 16, 2014, the Company issued ASC 72,674,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $29,070 based on a per share price of $0.0004.

On April 23, 2014, the Company issued ASC 205,831,600 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $82,333 based on a per share price of $0.0004.

On April 25, 2014, the Company issued ASC 339,000,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $101,700 based on a per share price of $0.0003.

On May 2, 2014, the Company issued ASC 87,500,000 shares of common stock under the settlement terms of the 3(a)(10) (see Note 5). The shares were valued at $26,250 based on a per share price of $0.0003.

On May 21, 2014, Asher converted $19,000 of principal and $760 of accrued interest of the note dated November 11, 2013, into 329,333,333 shares of common stock (see Note 3) at a discounted conversion rate of $0.00006.

Derivative Liability for Insufficient Shares

The Company has determined that as of June 30, 2014, the combination of outstanding shares of common stock, with the inclusion of option for common stock, warrants for common stock, and convertible promissory notes, there is a deficiency in the required amount of available stock. The Company, if all of the above were recognized, could cause the Company to have to repurchase its own stock on the open market causing the Company to have a derivative liability of $720,432 as of June 30, 2014.

Stock Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for non-employees for the three months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value
Outstanding at December 31, 2013	31,526	$24.00
Granted	0
Reclassification	00

Outstanding and exercisable at June 30, 2014	31,526	$24.00	2.39	$-

Weighted Average Grant Date Fair Value		$4.00

The Company has granted warrants to employees. Warrant activity for employees the year ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value
Outstanding at December 31, 2013	1,092	$50.00
Forfeited	0	$
Reclassification	0	$

Outstanding at June 30, 2014	1,092	$50.00	1.13	$-

Exercisable at June 30, 2014	1,092	$50.00

Weighted Average Grant Date Fair Value		$16.00

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

The Company has granted options to employees. Options activity for the year ended June 30, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value
Outstanding at December 31, 2013	6,815	$23.80
Granted	0
Forfeited	0

Outstanding at June 30, 2014	6,815	$23.80	6.72	$-

Exercisable at June 30, 2014	3,907	$16.00

Weighted Average Grant Date Fair Value		$6.00

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2014. There have been no losses in these accounts through June 30, 2014.

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

NOTE 9 – SUBSEQUENT EVENTS

On or about July 24, 2014, and July 28, 2014, the Company filed with FINRA and the State of Delaware, respectively, to effect a 1 for 200 reverse stock split of the Company’s common stock.  As of August 18, 2014, the reverse split has not yet been approved and effected.

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

Results of Continuing Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue. For the three months ended June 30, 2014, our revenue was $12,428, compared to $31,120 for the same period in 2013, representing a decrease of 60.1%.

Direct Costs. For the three months ended June 30, 2014, our direct costs were $33,919, compared to $8,547 for the same period in 2013.

Selling, General and Administrative Expenses. For the three months ended June 30, 2014, selling, general and administrative expenses were $160,857 compared to $222,127 for the same period in 2013, a decrease of 27.6%. This decrease was primarily caused by a reduction in expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $733,109 for the three months ended June 30, 2014 compared to $2,130,111 for the same period in 2013 for continuing operations, a decrease of 65.6%.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenue. For the six months ended June 30, 2014, our revenue was $31,869, compared to $98,733 for the same period in 2013, representing a decrease of 67.7%.

Direct Costs. For the six months ended June 30, 2014, our direct costs were $38,908, compared to $19,842 for the same period in 2013.

Selling, General and Administrative Expenses. For the six months ended June 30, 2014, selling, general and administrative expenses were $239,542 compared to $573,238 for the same period in 2013, a decrease of 58.8%. This decrease was primarily caused by a reduction in expenses to maximize the use of working capital.

Net Loss. We generated net losses from operations of $1,759,106 for the six months ended June 30, 2014 compared to $3,582,983 for the same period in 2013 for continuing operations, a decrease of 50.9%.

Liquidity and Capital Resources

General. At June 30, 2014, we had cash and cash equivalents of $5,974. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used of cash in operations of $94,980 for the six months ended June 30, 2014, and we used cash in operations of $136,622 during the same period in 2013. The principal elements of cash flow from operations for the six months ended June 30, 2014 included a net loss of $1,759,106, offset primarily by loss on conversion of debt into common stock, $1,107,493.

Cash provided by our financing activities was $97,839 for the six months ended June 30, 2014, compared to $124,364 during the comparable period in 2013.

As of June 30, 2014, current liabilities exceeded current assets by 332 times. Current assets decreased from $25,736 at December 31, 2013 to $9,248 at June 30, 2014 whereas current liabilities increased from $2,625,256 at December 31, 2013 to $3,066,007 at June 30, 2014.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $31,869 and net losses of $1,759,106 ($1,107,493 represents losses on conversion of debt into common stock) for the six months ended June 30, 2014 compared to sales from operations of $98,733 and net losses from operations of $3,582,983 ($2,293,014 represents losses on conversion of debt into common stock) for the six months ended June 30, 2013. The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit for continuing operations of $3,056,759, $3,052,768 and $24,914,225, respectively, at June 30, 2014, and used cash in operations of $94,980 in the six months ended June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

On April 1, 2014, the Company issued ASC 91,500,000 shares of common stock under the settlement terms of the 3(a)(10).

On April 4, 2014, the Company issued ASC 117,700,000 shares of common stock under the settlement terms of the 3(a)(10).

On April 7, 2014, the Company issued ASC 90,352,055 shares of common stock under the settlement terms of the 3(a)(10).

On April 11, 2014, the Company issued ASC 236,443,836 shares of common stock under the settlement terms of the 3(a)(10).

On April 16, 2014, the Company issued ASC 72,674,000 shares of common stock under the settlement terms of the 3(a)(10).

On April 23, 2014, the Company issued ASC 205,831,600 shares of common stock under the settlement terms of the 3(a)(10).

On April 25, 2014, the Company issued ASC 339,000,000 shares of common stock under the settlement terms of the 3(a)(10).

On May 2, 2014, the Company issued ASC 87,500,000 shares of common stock under the settlement terms of the 3(a)(10).

On May 21, 2014, Asher converted $19,000 of principal and $760 of accrued interest of the note dated November 11, 2013, into 329,333,333 shares of common stock.

The securities issued to ASC above, were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding, and the remaining securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Note 4 of the Notes to the Consolidated Financial Statements dated June 30, 2014.

Principal
Notes and convertible notes, net of discounts
Gary Kline	$56,000
Robert Salie - Line of Credit	400,000
Salie Family Limited Partnership	50,000
Douglas Pinard	20,000
Richard St. Cyr	17,000
Ventana Capital Partners, Inc.	20,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000
Thomas Carluccio, Jr.	5,000

Notes, convertible notes, and lines of credit payable to related parties, net of discounts
Bruce Harmon	5,000
Bruce Harmon	5,000
Bruce Harmon	5,000
Bruce Harmon	5,000
Bruce Harmon	5,000
Bruce Harmon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Sergio Pinon	5,000
Lakeport Business Services, Inc.	45,000
Lakeport Business Services, Inc.	25,000
Lakeport Business Services, Inc.	67,839
Total	$790,839

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On or about July 24, 2014, and July 28, 2014, the Company filed with FINRA and the State of Delaware, respectively, to effect a 1 for 200 reverse stock split of the Company’s common stock.  As of August 18, 2014, the reverse split has not yet been approved and effected.

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
_______________
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

ELAYAWAY, INC.

Date: August 18, 2014	By:	/s/ Sergio A. Pinon
Sergio A. Pinon
Chief Executive Officer and interim Chief Financial Officer